Form 10-Q
period 1996-03-25
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1996-07-26
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                 Commission File Number
March 31, 1996                                               0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its Charter)

Delaware                                      16-1212761
- --------------------                          --------------------------------
(State of Formation)                          (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1996, the issuer had 10,000 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------

                                      INDEX
                                      -----



                                                                    PAGE NO.
                                                                    --------
PART I:     FINANCIAL INFORMATION
- -------     ---------------------

            Balance Sheets -
                  March 31, 1996 and December 31, 1995                  3

            Statements of Operations -
                  Three Months Ended March 31, 1996 and 1995            4

            Statements of Cash Flows -
                  Three Months Ended March 31, 1996 and 1995            5

            Statements of Partners' (Deficit) -
                  Three Months Ended March 31, 1996 and 1995            6

            Notes to Financial Statements                             7 - 17


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- --------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS            18 - 19
            ---------------------------------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

                                                         March 31,     December 31,
                                                           1996            1995
                                                       ------------    ------------
ASSETS

Property, at cost:
     Land                                             $    848,015    $    848,015
     Buildings and improvements                          8,901,141       8,901,141
     Furniture and fixtures                                425,000         425,000
                                                      ------------    ------------
                                                        10,174,156      10,174,156
     Less accumulated depreciation                       4,774,244       4,677,511
                                                      ------------    ------------
          Property, net                                  5,399,912       5,496,645

Cash                                                         1,001          30,524
Cash - security deposits                                    35,571          35,350
Escrow deposits                                            323,240         283,000
Accounts receivable, net of allowance for doubtful
     accounts of $107,958 and $69,261, respectively          2,773           7,411
Accounts receivable - affiliates                           133,313         146,238
Mortgage costs, net of accumulated
     amortization of $82,163 and $80,065                   260,233         262,331
Other assets                                                25,887          44,619
                                                      ------------    ------------

           Total Assets                               $  6,181,930    $  6,306,118
                                                      ============    ============

LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Mortgages payable                                $  5,617,207    $  5,649,616
     Accounts payable and accrued expenses                 508,526         513,354
     Accrued interest                                       48,846          48,846
     Security deposits and prepaid rents                   104,931          78,654
                                                      ------------    ------------
           Total Liabilities                             6,279,510       6,290,470
                                                      ------------    ------------

Losses of unconsolidated joint ventures
     in excess of investment                               885,277         864,503
                                                      ------------    ------------

Minority interest in consolidated
     joint venture                                         371,780         386,062
                                                      ------------    ------------

Partners' (Deficit):
     General partners                                     (201,395)       (197,803)
     Limited partners                                   (1,153,242)     (1,037,114)
                                                      ------------    ------------
          Total Partners' (Deficit)                     (1,354,636)     (1,234,917)
                                                      ------------    ------------

          Total Liabilities and Partners' (Deficit)   $  6,181,930    $  6,306,118
                                                      ============    ============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended          Ended
                                                        March 31,     March 31,
                                                          1996           1995
                                                       ---------      ---------
Income:
     Rental                                            $ 438,606      $ 503,617
     Interest and other income                            26,448         14,375
                                                       ---------      ---------
     Total income                                        465,054        517,992
                                                       ---------      ---------

Expenses:
     Property operations                                 277,821        269,660
     Interest                                            128,219        175,598
     Depreciation and amortization                        98,831        101,892
     Administrative:
          Paid to affiliates                              24,007         61,163
          Other                                           49,404         35,318
                                                       ---------      ---------
     Total expenses                                      578,282        643,631
                                                       ---------      ---------

Loss before allocated loss from joint venture
     and loss allocated to minority interest            (113,228)      (125,639)

Allocated loss from joint venture                        (20,774)        (4,561)

Loss allocated to minority interest                       14,282          2,307
                                                       ---------      ---------

Net loss                                               $(119,719)     $(127,893)
                                                       =========      =========

Loss per limited partnership unit                      $  (11.61)     $  (12.41)
                                                       =========      =========

Distributions per limited partnership unit             $    --        $    1.65
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                         10,000         10,000
                                                       =========      =========






                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                       Three Months Three Months
                                                            Ended        Ended
                                                          March 31,    March 31,
                                                            1996          1995
                                                          ---------    ---------
Cash flow from operating activities:
     Net loss                                            $(119,719)   $(127,893)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                          98,831      101,892
     Loss from joint venture                                20,774        4,561
     Minority interest share of net loss                   (14,282)      (2,307)
Changes in operating assets and liabilities:
     Cash - security deposits                                 (221)        (215)
     Escrow deposits                                       (40,240)     (57,390)
     Accounts receivable                                     4,638         --
     Other assets                                           18,732      (21,716)
     Accounts payable and accrued expenses                  (4,828)      45,035
     Accrued interest                                         --           --
     Security deposits                                      26,277       (1,366)
                                                         ---------    ---------
Net cash (used in) operating activities                    (10,039)     (59,399)
                                                         ---------    ---------

Cash flow from investing activities:
     Accounts receivable - affiliates                       12,925       (5,545)
     Capital expenditures                                     --           --
     Distributions from joint venture                         --           --
                                                         ---------    ---------
Net cash provided by (used in) investing activities         12,925       (5,545)
                                                         ---------    ---------

Cash flows from financing activities:
     Principal payments on mortgages and notes             (32,409)      (4,874)
     Distributions to partners                                --        (17,010)
                                                         ---------    ---------
Net cash (used in) financing activities                    (32,409)     (21,884)
                                                         ---------    ---------

Increase (decrease) in cash                                (29,523)     (86,828)

Cash - beginning of period                                  30,524      259,861
                                                         ---------    ---------

Cash - end of period                                     $   1,001    $ 173,033
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                              $ 128,219    $ 162,800
                                                         =========    =========
                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                        STATEMENTS OF PARTNERS' (DEFICIT)
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                          General           Limited Partners
                                         Partners
                                          Amount         Units          Amount
                                          ------         -----          ------

Balance, January 1, 1995               $ (173,828)      10,000      $  (261,866)

Distributions to partners                    (510)         --           (16,500)

Net loss                                   (3,837)         --          (124,056)
                                       ----------       -------      ----------

Balance, March 31, 1995                $ (178,175)      10,000      $  (402,422)
                                       ==========       =======      ==========


Balance, January 1, 1996               $ (197,803)      10,000$      (1,037,114)

Distributions to partners                    --            --              --

Net loss                                   (3,592)         --          (116,128)
                                       ----------       -------      ----------

Balance, March 31, 1996                $ (201,395)      10,000      $(1,153,242)
                                       ==========       =======      ==========
















                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


 1.  GENERAL PARTNER'S DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership II, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

 2.  FORMATION AND OPERATION OF PARTNERSHIP

     Realmark Property Investors Limited Partnership II (the "Partnership"), a Delaware Limited Partnership, was formed March 25, 1982, to invest in a diversified portfolio of income-producing real estate.

     In September 1982, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering which occurred January 31, 1983. All items of income and expense arose subsequent to this date. On August 31, 1983, the offering was concluded, at which time 10,000 units of limited partnership interest were outstanding. The General Partners are Realmark Properties, Inc., a Delaware corporation, the corporate General Partner, and Mr. Joseph M. Jayson, the individual General Partner. Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc. (JMJ) and Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

     Under the Partnership agreement, the General Partners and affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

     Net income or loss arising from the sale or refinancing shall be distributed first to the limited partners in an amount equivalent to a 7% return on the average of their adjusted capital contributions, then in an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions after the general partners receive a disposition fee, then to all partners in an amount equal to their respective positive capital balances, and finally, in the ratio of 86% to the limited partners and 14% to the general partners.

     Partnership income or loss not arising from sale or refinancing shall be allocated 97% to the limited partners and 3% to the general partners.


 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash
     ----

     For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

     Cash - security deposits
     ------------------------

     Cash - security deposits represents cash on deposit in accordance with terms of a U.S. Department of Housing and Urban Development (HUD) regulatory agreement for multi-family housing projects under Section 223(f).

     Property and depreciation
     -------------------------

     Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. The Accelerated Cost Recovery System are used to calculate depreciation expense for tax purposes.

     Minority interest in consolidated joint venture
     -----------------------------------------------

     The minority interest in a consolidated joint venture is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses.

     Rental income
     -------------

     Rental income is recognized under the operating method. The outstanding leases with respect to rental properties owned are for terms of no more than one year for residential properties and five years for commercial buildings.

     Escrow deposits
     ---------------

     Escrow deposits represent cash which is restricted for the payment of property taxes or for repairs and replacements in accordance with the mortgage agreement.


 4.  ACQUISITION AND DISPOSITION OF RENTAL PROPERTY

     In January 1984 the Partnership acquired a 120 unit apartment complex (Colony of Kettering) located in Kettering, Ohio for a purchase price of $2,769,650, which included $197,032 in acquisition fees. The property was sold in December 1986 for $3,850,000 which generated a total net gain for financial statement purposes of $1,482,290. For income tax purposes, the gain is being recognized under the installment method.

     In February 1984 the Partnership acquired a 250 unit complex (Foxhunt) located in Dayton, Ohio for a purchase price of $5,702,520, which included $455,637 in acquisition fees.

     In December 1983 the Partnership acquired an office complex (Northwind) located in East Lansing, Michigan for a purchase of $3,876,410, which included $123,950 in acquisition fees.

 5.  INVESTMENT IN JOINT VENTURES

     In December 1983 the Partnership entered into an agreement with Adaron Group (Adaron) and formed Research Triangle Industrial Park West Associates Joint Venture (Joint Venture), the primary purpose of which was to construct office/warehouse buildings as income producing property. Under the terms of the agreement, the Partnership was to provide the majority of the capital required for the purchase of land and completion of the Joint Venture's development, while Adaron was to provide development supervision and management services.

     The initial phase of development, which was sold in June 1987, consisted of two buildings: a 101,000 square foot office/distribution building and a 42,000 square foot office building. The purchaser of the property was not affiliated with either joint venture partner. The Partnership received approximately $2,300,000 in proceeds from the sale, and in July 1987 these proceeds were distributed to the limited partners.

     On August 20, 1992 Realmark Property Investors Limited Partnership VI-A (RPILP VI-A) purchased Adaron's Joint Venture interest, acquiring substantially all of the rights previously held by Adaron. Ownership of the Joint Venture is now divided equally between the Partnership and RPILP VI-A. The original Joint Venture agreement provided that the Partnership be allocated 95% of any income or loss incurred during phase I, while the most recent agreement provides for the allocation of 50% of any income or loss from phase II to both the Partnership and RPILP VI-A.

     Net cash flow from the Joint Venture is to be distributed as follows:

     To the Partnership until it has received a return of 8% (10.25% prior to September 1986) per annum on the amount of capital contributed by the Partnership. To the extent such return is not received from year to year, it will accrue and be paid from the next available cash flow; to the Joint Venturer up to an amount equal to that paid to the Partnership. No amount will be accrued in favor of the other investor; any remaining amounts will be distributed 60% to the Joint Venturer and 40% to the Partnership.

     To the extent there are net proceeds from any sale or refinancing of the subject property, said proceeds will be paid first to the Partnership to the extent the 8% (10.25% prior to September 1986) per annum return on its invested capital is unpaid. Any additional net proceeds will be payable to the Partnership until it has received an amount equal to its capital contributions, reduced by any prior distribution of sale or refinancing proceeds. Thereafter, any remaining net proceeds will be divided 50% to the Partnership and 50% to the other Joint Venturer.

     On August 20, 1992, the Partnership entered into an agreement with Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop land on the site of Research Triangle. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture is shown at cost of $412,500. This joint venture had no operations, revenues or expenses for the three month period ended March 31, 1996.

     A summary of the combined assets, liabilities and equity of the joint venture as of March 31, 1996 and December 31, 1995, and the results of its operations for the three month periods ended March 31, 1996 and 1995 are as follows:

                         RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                         BALANCE SHEETS
                              March 31, 1996 and December 31, 1995

                                                           March 31,    December 31,
                                                             1996           1995
                                                         -----------    -----------
ASSETS

Cash and cash equivalents                                $   192,576    $    92,150
Property, net of accumulated depreciation                  2,330,747      2,439,455
Accounts receivable - affiliates                             321,073        322,212
Other assets                                                 430,708        461,237
                                                         -----------    -----------

              Total Assets                               $ 3,275,104    $ 3,315,054
                                                         ===========    ===========


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Notes payable                                       $ 5,054,838    $ 5,073,225
     Accounts payable and accrued expenses                   189,649        169,665
                                                         -----------    -----------
              Total Liabilities                            5,244,487      5,242,890
                                                         -----------    -----------

Partners' (Deficit):
     General partners                                       (885,277)      (864,503)
     Other investors                                      (1,084,107)    (1,063,333)
                                                         -----------    -----------
             Total Partners' (Deficit)                    (1,969,383)    (1,927,836)
                                                         -----------    -----------

             Total Liabilities and Partners' (Deficit)   $ 3,275,104    $ 3,315,054
                                                         ===========    ===========


                        RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                    STATEMENTS OF OPERATIONS
                           Three Months Ended March 31, 1996 and 1995

                                                     Three Months   Three Months
                                                        Ended           Ended
                                                      March 31,        March 31,
                                                        1996             1995
                                                     ---------        ---------
Income:
     Rental                                          $ 242,961        $ 267,853
     Interest and other income                             140               80
                                                     ---------        ---------
     Total income                                      243,101          267,933
                                                     ---------        ---------

Expenses:
     Property operations                                17,074           25,474
     Interest                                          127,659          110,781
     Depreciation and amortization                     109,347          126,916
     Administrative                                     30,568           13,884
                                                     ---------        ---------
     Total expenses                                    284,648          277,055
                                                     ---------        ---------

Net loss                                             $ (41,547)       $  (9,122)
                                                     =========        =========


Allocation of net loss:
     The Partnership                                 $ (20,774)       $  (4,561)
     RPILP II                                          (20,774)          (4,561)
                                                     ---------        ---------

                                                     $ (41,547)       $  (9,122)
                                                     =========        =========


A reconciliation of the investments in Research  Triangle  Industrial Park Joint
Ventures:

Investment in Joint Venture at beginning of period  $(864,503)
Allocated loss                                        (20,774)
                                                    ---------

Investment in Joint Venture at end of period        $(885,277)
                                                    =========

     On September 27, 1991 the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership VI-A (RPILP VI-A) and Realmark Property Investors Limited Partnership VI-B (RPILP VI-B). The joint venture was formed for the purpose of operating the Foxhunt Apartment complex owned by the Partnership. Under the terms of the agreement, RPILP VI-A contributed $390,000 and RPILP VI-B $1,041,568 to buy out the promissory note on the property. The Partnership contributed the property net of the first mortgage.

     The original joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI-A and 26.82% to RPILP VI-B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP VI-A's interest and decreased RPILP VI-B's ownership interest to 11.5%. The net loss of the joint venture from the date of inception through March 31, 1996 has been allocated to the minority interests in accordance with the agreements and has been recorded as a reduction of their capital contributions.

     A reconciliation of the minority interests share in the Foxhunt Joint Venture is as follows:

     Balance, January 1, 1996                  $ 386,062
     Allocated loss                             ( 14,282)
                                              -----------
     Balance, March 31, 1996                   $ 371,780


 6.  MORTGAGES AND NOTES PAYABLE

     Northwind Office Park
     ---------------------

     A mortgage with a balance of $723,330 and $804,499 at March 31, 1996 and 1995, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due December 2002.

     A mortgage with a balance of $336,284 and $375,235 at March 31, 1996 and 1995, respectively, bearing interest at 9.00%. The mortgage provides for annual principal and interest payments of $57,936, payable in equal monthly installments with the remaining balance originally due September 1995. The Partnership has been granted an extension as it continues to seek replacement financing.

      Foxhunt Apartments
      ------------------

     A mortgage with a balance of $4,549,062 and $4,574,605 at March 31, 1996 and 1995, respectively, bearing interest at 9.00%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in March 2027.

     The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

             Year                         Amount
             ----                         ------

             1996                         $    457,765
             1997                              116,735
             1998                              128,394
             1999                              141,220
             2000                              155,328
             Thereafter                      4,650,174
                                          ------------

             TOTAL                        $  5,649,616


 7.   RELATED PARTY TRANSACTIONS

     Management fees for the management of Partnership properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $16,500 and $17,140 for the three months ended March 31, 1996 and 1995, respectively.

     According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the three months ended March 31, 1996 and 1995.

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $915 and $1,140 for the three months ended March 31, 1996 and 1995, respectively.

     The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Fees earned on the sale of Colony of Kettering and Research Phase I are approximately $115,500 and $315,000, respectively. These amounts will not be recorded as Partnership liabilities until such time as payment becomes probable.

 8.  INCOME TAXES

     No provision has been made for income taxes since the income or loss of the Partnership is to be included in the tax returns of the individual partners.

     The tax returns of the Partnership are subject to examination by federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported Partnership amounts could be changed as a result of any such examination.

     The reconciliation of net loss for the three month periods ended March 31, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                   March 31,        March 31,
                                                     1996              1995
                                                     ----              ----
      Net loss -
           Statement of operations              $  (119,719)     $   (127,893)
      (Add to)  deduct from:
           Difference in depreciation              ( 15,683)         ( 33,110)
           Difference in amortization of
           loan discount                                555             3,315
           Allowance for doubtful accounts            5,500             6,352
           Difference in depreciation -
           Joint Ventures                            48,296            14,820
                                                -----------      ------------

      Net loss for tax purposes                 $  ( 81,051)     $   (136,516)

     The reconciliation of partner's (deficit) at March 31, 1996 and December 31, 1995 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                               March 31,            December 31,
                                                 1996                  1995
                                                 ----                  ----
      Partner's (Deficit) - balance sheet  $  (1,354,636)          $ (1,234,917)
       Add to (deduct from):
            Accumulated difference in
            depreciation                      (3,763,922)            (3,748,239)
            Accumulated amortization
            of discounts on mortgage
            payables                           1,208,979              1,208,424
            Syndication fees                   1,133,176              1,133,176
            Gain on sale of property          (  561,147)            (  561,147)
            Allowance for doubtful
             accounts                             90,951                 85,451
            Other                             (   47,606)            (   47,606)
            Difference in Investment
            in Joint Venture                     511,208                462,912
                                           -------------           ------------

       Partner's (Deficit) - tax return    $  (2,782,997)          $ (2,701,946)

PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

Unable to regain the momentum of the previous years, the Partnership encountered another disappointing quarter. Operating revenue dropped by approximately $65,000, while partnership expenses increased over $65,000. The Partnership implemented a rental increase toward the end of the quarter; the effect of this increase will not be felt until next quarter. Research Triangle and Fox Hunt have been performing well, however Northwind continues to struggle with low occupancy levels. There were no Partnership distributions for the three months ended March 31, 1996. The Partnership distribution for the three months ended March 31, 1995 amounted to $17,010 or $1.65 per limited partnership unit.

Management continues to hope that it can refinance the properties and reduce debt service by securing lower interest rates, however there is no guarantee that this will occur.


Results of Operations:
- ----------------------

For the quarter ended March 31, 1996, the Partnership's net loss was $119,719 or $11.61 per limited partnership unit. Net loss for the quarter ended March 31, 1995 amounted to $127,893 or $12.41 per unit.

Partnership revenue for the quarter ended March 31, 1996 totaled $465,054, dropping almost $52,940 from the 1995 amount of $517,992. Total rental revenue fell approximately $65,000, while interest and other income increased just over $12,000. The decrease in rental revenue can be attributed to falling economic occupancy levels at Northwind Office Complex and a slight decrease at Fox Hunt. Compared to the prior year, physical occupancy dropped, while rental concessions and delinquencies increased.

For the quarter ended March 31, 1996, Partnership expenses amounted to $578,282, decreasing over $65,000 from the 1995 quarter amount. Property operations expenditures increased slightly whereas the administrative charges decreased between the two years. Increases in payroll, repairs, maintenance, contracted services and property improvements throughout the partnership accounted for the jump in operating expenses, while substantially higher advertising and a reduction in legal fees and portfolio management and accounting charges resulted in the changes in administrative expenses. These increases were primarily due to activities undertaken to stabilize occupancies, increase rents, and otherwise enhance the value of the portfolio in anticipation of the possible refinancing or sale of properties.

- -----------------------------------

The Research Triangle Industrial Park Joint Venture generated a total net loss of $41,547 for the three month period ended March 31, 1996 with 50% or $20,774 of the loss allocated to each joint venturer. The joint venture generated a net loss of $9,122 for the three month period ended March 31, 1995 with $4,561 allocated to each venturer.

The partnership is expecting that the total expenses will stabilize and ultimately decline in 1996. Property operation expenses should remain stable in the immediate future, and as the condition of the properties improves, management will be able to reduce expenses in coming quarters. Administrative charges should also level off as advertising and legal fees will decline as the properties' performance improves.

For the three months ended March 31, 1996, the Partnership generated a tax loss of $81,051 or $7.86 per limited partnership unit. The tax loss for the first three months of 1995 totaled $136,516 or $13.25 per unit.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                 --------------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


Item 1 - Legal Proceedings
- --------------------------

The Partnership is not a party to, nor are any of the Partnership's properties subject to any material pending legal proceedings other than ordinary, routine litigation incidental to the Partnership's business.

Items 2, 3, 4 and 5
- -------------------

Not applicable.

Item 6 - Exhibits and reports on Form 8-K
- -----------------------------------------

Exhibit 27 - Financial Data Schedule (Electronic filing only)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP II



By:   /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  July 12, 1996
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary