Form 10-Q
period 1996-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1997-01-03
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                          Commission File Number
June 30, 1996                                               0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its Charter)

Delaware                                      16-1212761
--------------------                          --------------------------------
(State of Formation)                          (IRS Employer Identification No.)


2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)

As of June 30, 1996, the issuer had 10,000 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  June 30, 1996 and December 31, 1995                      3

            Statements of Operations -
                  Three Months Ended June 30, 1996 and 1995                4

            Statements of Operations -
                  Six Months Ended June 30, 1996 and 1995                  5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1996 and 1995                  6

            Statements of Partners' (Deficit) -
                  Six Months Ended June 30, 1996 and 1995                  7

            Notes to Financial Statements                                8 - 19


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS               20 - 21
            ---------------------------------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                             June 30,      December 31,
                                                              1996              1995
                                                              ----              ----

ASSETS
------

Property, at cost:
     Land                                                $    848,015     $    848,015
     Buildings and improvements                             8,901,141        8,901,141
     Furniture and fixtures                                   425,000          425,000
                                                         ------------     ------------
                                                           10,174,156       10,174,156
     Less accumulated depreciation                          4,873,310        4,677,511
                                                         ------------     ------------
          Property, net                                     5,300,846        5,496,645

Cash                                                             --             30,524
Cash - security deposits                                       35,725           35,350
Escrow deposits                                               212,812          283,000
Accounts receivable, net of allowance for doubtful
     accounts of $144,060 and $113,510, respectively            1,751            7,411
Accounts receivable - affiliates                              181,288          146,238
Mortgage costs, net of accumulated
     amortization of $84,262 and $80,065                      258,134          262,331
Other assets                                                   13,570           44,619
                                                         ------------     ------------

             Total Assets                                $  6,004,126     $  6,306,118
                                                         ============     ============

LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                      $     41,301     $       --
     Mortgages payable                                      5,588,705        5,649,616
     Accounts payable and accrued expenses                    445,950          513,354
     Accrued interest                                          48,846           48,846
     Security deposits and prepaid rents                       94,592           78,654
                                                         ------------     ------------
             Total Liabilities                              6,219,394        6,290,470
                                                         ------------     ------------

Losses of unconsolidated joint ventures
     in excess of investment                                  895,551          864,503
                                                         ------------     ------------

Minority interest in consolidated
     joint venture                                            330,439          386,062
                                                         ------------     ------------

Partners' (Deficit):
     General partners                                        (203,993)        (197,803)
     Limited partners                                      (1,237,264)      (1,037,114)
                                                         ------------     ------------
            Total Partners' (Deficit)                      (1,441,257)      (1,234,917)
                                                         ------------     ------------

            Total Liabilities and Partners' (Deficit)    $  6,004,126     $  6,306,118
                                                         ============     ============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                      Three Months  Three Months
                                                         Ended          Ended
                                                        June 30,       June 30,
                                                          1996           1995
                                                          ----           ----

Income:
     Rental                                            $ 411,373      $ 463,262
     Interest and other income                            20,758         23,347
                                                       ---------      ---------
     Total income                                        432,131        486,609
                                                       ---------      ---------

Expenses:
     Property operations                                 193,618        288,731
     Interest                                            131,970        148,727
     Depreciation and amortization                       101,165        101,889
     Administrative:
          Paid to affiliates                              52,424         42,118
          Other                                           70,642         49,944
                                                       ---------      ---------
     Total expenses                                      549,819        631,409
                                                       ---------      ---------

Loss before allocated loss from joint venture
     and loss allocated to minority interest            (117,688)      (144,800)

Allocated loss from joint venture                        (10,274)        (1,351)

Loss allocated to minority interest                       41,341          1,931
                                                       ---------      ---------

Net loss                                               $ (86,621)     $(144,220)
                                                       =========      =========

Loss per limited partnership unit                      $   (8.40)     $  (13.99)
                                                       =========      =========

Distributions per limited partnership unit             $    --        $    1.65
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                          10,000         10,000
                                                       =========      =========




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                    Six Months        Six Months
                                                      Ended              Ended
                                                     June 30,          June 30,
                                                       1996              1995
                                                       ----              ----
Income:
     Rental                                         $   849,979     $   966,879
     Interest and other income                           47,206          37,722
                                                    -----------     -----------
     Total income                                       897,185       1,004,601
                                                    -----------     -----------

Expenses:
     Property operations                                471,439         558,391
     Interest                                           260,189         324,325
     Depreciation and amortization                      199,996         203,781
     Administrative:
          Paid to affiliates                             76,431         103,281
          Other                                         120,046          85,262
                                                    -----------     -----------
     Total expenses                                   1,128,101       1,275,040
                                                    -----------     -----------

Loss before allocated loss from joint venture
     and loss allocated to minority interest           (230,916)       (270,439)

Allocated loss from joint venture                       (31,048)         (5,912)

Loss allocated to minority interest                      55,623           4,238
                                                    -----------     -----------

Net loss                                            $  (206,340)    $  (272,113)
                                                    ===========     ===========

Loss per limited partnership unit                   $    (20.02)    $    (26.39)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      3.30
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                         10,000          10,000
                                                    ===========     ===========




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                         Six Months   Six Months
                                                           Ended         Ended
                                                          June 30,     June 30,
                                                            1996         1995
                                                            ----         ----
Cash flow from operating activities:
     Net loss                                           $(206,340)    $(272,113)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating  activities:
     Depreciation and amortization                        199,996       203,781
     Loss from joint venture                               31,048         5,912
     Minority interest share of net loss                  (55,623)       (4,238)
Changes in operating assets and liabilities:
     Cash - security deposits                                (375)         (215)
     Escrow deposits                                       70,188        75,526
     Accounts receivable                                    5,660       (14,542)
     Other assets                                          31,049      (113,983)
     Accounts payable and accrued expenses                (67,404)       64,318
     Accrued interest                                        --            --
     Security deposits                                     15,938         7,089
                                                        ---------     ---------
Net cash provided by (used in) operating activities        24,136       (48,465)
                                                        ---------     ---------

Cash flow from investing activities:
     Accounts receivable - affiliates                     (35,050)       (9,968)
     Capital expenditures                                    --            --
     Payments on note receivable                           28,812
     Distributions from joint venture                        --            --
                                                        ---------     ---------
Net cash (used in) provided by investing activities       (35,050)       18,844
                                                        ---------     ---------

Cash flows from financing activities:
     Cash overdraft                                        41,301          --
     Principal payments on mortgages and notes            (60,911)      (26,297)
     Distributions to partners                               --         (34,020)
                                                        ---------     ---------
Net cash (used in) financing activities                   (19,610)      (60,317)
                                                        ---------     ---------

Increase (decrease) in cash                               (30,524)      (89,938)

Cash - beginning of period                                 30,524       259,861
                                                        ---------     ---------

Cash - end of period                                    $    --       $ 169,923
                                                        =========     =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                             $ 260,189     $ 309,327
                                                        =========     =========
                        See notes to financial statements
                                       -6-

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                        STATEMENTS OF PARTNERS' (DEFICIT)
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                      General             Limited Partners
                                     Partners
                                      Amount            Units           Amount
                                      ------            -----           ------

Balance, January 1, 1995           $  (173,828)          10,000     $  (261,866)

Distributions to partners               (1,020)            --           (33,000)

Net loss                                (8,163)            --          (263,950)
                                   -----------      -----------     -----------

Balance, June 30, 1995             $  (183,011)          10,000     $  (558,816)
                                   ===========      ===========     ===========


Balance, January 1, 1996           $  (197,803)          10,000     $(1,037,114)

Distributions to partners                 --               --              --

Net loss                                (6,190)            --          (200,150)
                                   -----------      -----------     -----------

Balance, June 30, 1996             $  (203,993)          10,000     $(1,237,264)
                                   ===========      ===========     ===========



















                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


1.   GENERAL PARTNER'S DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership II, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

     On August 20, 1992, the Partnership entered into an agreement with Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop land on the site of Research Triangle. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture is shown at cost of $412,500. This joint venture had no operations, revenues or expenses for the six month period ended June 30, 1996.

     A summary of the combined assets, liabilities and equity of the joint venture as of June 30, 1996 and December 31, 1995, and the results of its operations for the six month periods ended June 30, 1996 and 1995 are as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                                                  June 30,     December 31,
                                                                    1996            1995
                                                                    ----            ----
ASSETS
------

Cash and cash equivalents                                      $   212,588     $    92,150
Property, net of accumulated depreciation                        2,222,042       2,439,455
Accounts receivable - affiliates                                   313,582         322,212
Other assets                                                       418,475         461,237
                                                               -----------     -----------

                   Total Assets                                $ 3,166,687     $ 3,315,054
                                                               ===========     ===========


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Notes payable                                             $ 5,035,874     $ 5,073,225
     Accounts payable and accrued expenses                         120,744         169,665
                                                               -----------     -----------
                   Total Liabilities                             5,156,618       5,242,890
                                                               -----------     -----------

Partners' (Deficit):
     General partners                                             (895,551)       (864,503)
     Other investors                                            (1,094,381)     (1,063,333)
                                                               -----------     -----------
                  Total Partners' (Deficit)                     (1,989,931)     (1,927,836)
                                                               -----------     -----------

                  Total Liabilities and Partners' (Deficit)    $ 3,166,687     $ 3,315,054
                                                               ===========     ===========

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995

                                                    Six Months       Six Months
                                                      Ended             Ended
                                                     June 30,          June 30,
                                                       1996              1995
                                                       ----              ----
Income:
     Rental                                         $ 506,807         $ 542,901
     Interest and other income                            380               145
                                                    ---------         ---------
     Total income                                     507,187           543,046
                                                    ---------         ---------

Expenses:
     Property operations                               66,756            51,901
     Interest                                         218,250           221,193
     Depreciation and amortization                    255,315           253,832
     Administrative                                    28,961            27,944
                                                    ---------         ---------
     Total expenses                                   569,282           554,870
                                                    ---------         ---------

Net loss                                            $ (62,095)        $ (11,824)
                                                    =========         =========


Allocation of net loss:
     The Partnership                                $ (31,048)        $  (5,912)
     RPILP II                                         (31,048)           (5,912)
                                                    ---------         ---------

                                                    $ (62,095)        $ (11,824)
                                                    =========         =========


A reconciliation of the investments in Research  Triangle  Industrial Park Joint
Ventures:

Investment in Joint Venture at beginning of period $ (864,503)
Allocated loss                                        (31,048)
                                                   ----------

Investment in Joint Venture at end of period       $ (895,551)
                                                   ==========

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

     The original joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI-A and 26.82% to RPILP VI-B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP VI-A's interest and decreased RPILP VI-B's ownership interest to 11.5%. The net loss of the joint venture from the date of inception through June 30, 1996 has been allocated to the minority interests in accordance with the agreements and has been recorded as a reduction of their capital contributions.

     A reconciliation of the minority interests share in the Foxhunt Joint Venture is as follows:

      Balance, January 1, 1996                        $ 386,062
      Allocated loss                                   ( 55,623)
                                                      ---------
      Balance, June 30, 1996                          $ 330,439
                                                      =========

6.   MORTGAGES PAYABLE

     Northwind Office Park
     ---------------------

     A mortgage with a balance of $706,262 and $787,000 at June 30, 1996 and 1995, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due December 2002.

     A mortgage with a balance of $331,619 and $389,667 at June 30, 1996 and 1995, respectively, bearing interest at 9.00%. The mortgage provides for annual principal and interest payments of $57,936, payable in equal monthly installments with the remaining balance originally due September 1995. The Partnership has been granted an extension as it continues to seek replacement financing.

     Foxhunt Apartments
     ------------------

     A mortgage with a balance of $4,542,292 and $4,568,484 at June 30, 1996 and 1995, respectively, bearing interest at 9.00%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in March 2027.

     The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

             Year                         Amount
             ----                         ------

             1996                         $    457,765
             1997                              116,735
             1998                              128,394
             1999                              141,220
             2000                              155,328
             Thereafter                      4,650,174
                                          ------------

             TOTAL                        $  5,649,616
                                          ============


7.   RELATED PARTY TRANSACTIONS

     Management fees for the management of Partnership properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $33,000 and $47,343 for the six months ended June 30, 1996 and 1995, respectively.

     According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1996 and 1995.

     Accounts receivable - affiliates amounted to $181,288 at June 30, 1996. This balance is in the process of being reimbursed.

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $2,280 for both the six months ended June 30, 1996 and 1995, respectively.

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

     The reconciliation of net loss for the six month periods ended June 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                   June 30,           June 30,
                                                    1996                1995
                                                    ----                ----
      Net loss -
           Statement of operations              $  (206,340)        $ (272,113)
      (Add to)  deduct from:
           Difference in depreciation              ( 31,366)          ( 66,220)
           Difference in amortization of
           loan discount                              1,110             14,997
           Allowance for doubtful accounts           11,000              5,688
           Difference in depreciation -
           Joint Ventures                            96,592             29,640
                                                -----------         ----------
      Net (loss) for tax purposes               $ ( 129,004)        $ (288,008)
                                                ===========         ==========

     The reconciliation of partner's (deficit) at June 30, 1996 and December 31, 1995 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                               June 30,            December 31,
                                                1996                   1995
                                                ----                   ----

      Partner's (Deficit) - balance sheet  $ (1,441,257)          $ (1,234,917)
       Add to (deduct from):
            Accumulated difference in
            depreciation                     (3,779,605)            (3,748,239)
            Accumulated amortization
            of discounts on mortgage
            payables                          1,209,534              1,208,424
            Syndication fees                  1,133,176              1,133,176
            Gain on sale of property         (  561,147)            (  561,147)
            Allowance for doubtful
             accounts                            96,451                 85,451
            Other                            (   47,606)            (   47,606)
            Difference in Investment
            in Joint Venture                    559,504                462,912
                                           ------------           ------------

       Partner's (Deficit) - tax return    $ (2,830,950)          $ (2,701,946)
                                           ============           ============

9.   SUBSEQUENT EVENTS

     On July 16, 1996 the Corporate General Partner entered into a contract on behalf of the Partnership to sell the Fox Hunt Apartments for a sales price of $7,400,000. The contract is subject to a number of contingencies as were described in Form 8-K filed on July 31, 1996. No firm closing date on the sale has been established to date.

PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

Although the Partnership continues to operate with a net loss for the six month period ended June 30, 1996, there are signs of improvement as compared to the same six month period in the previous year. Rental income has dropped significantly from the six month period ended June 30, 1996 as compared to the same period in 1995, however management has implemented successful controls over expenses, such as closer monitoring of payroll and other operating expenses, to balance the loss of revenues. Fox Hunt Apartments and Research Triangle Office Complex continue to have stable occupancies, while Northwind Office Park is struggling with lower than expected occupancies. The General Partner has been sending out packages to lenders to refinance the Northwind property at a lower interest rate than is currently being paid, but with the low occupancy, there is no guaranty that they will be successful. Management continues to undertake activities to stabilize occupancies, increase rents, and otherwise enhance the value of the portfolio in anticipation of the possible refinancing or sale of properties.

The Partnership made no distributions during the six month period ended June 30, 1996, and the General Partner does not anticipate making any distributions until the cash flow from the properties improves and necessary capital improvements to the properties have been completed. The General Partner has a signed contract for the sale of the Fox Hunt Apartments, although a firm closing date has not been established.

Results of Operations:
----------------------

For the quarter ended June 30, 1996, the Partnership's net loss was $86,621 or $8.40 per limited partnership unit. Net loss for the quarter ended June 30, 1995 amounted to $144,220 or $13.99 per unit. For the six month period ended June 30, 1996, the net loss was $206,340 or $20.02 per limited partnership unit as compared to $272,113 or $26.39 per limited partnership unit for the six month period ended June 30, 1995.

Partnership revenue for the quarter ended March 31, 1996 totaled $432,131, a decrease of approximately $55,000 from the 1995 amount of $486,609. Total rental revenue dropped almost $52,000, which makes up most of the decrease in total revenue. The majority of the decrease can be attributed to falling economic occupancy levels at Northwind Office Complex. Compared to the prior year, physical occupancy dropped, while rental concessions and delinquencies increased. Management continues to offer rental concessions and other promotions in an attempt to increase the occupancies.

-----------------------------------

For the quarter ended June 30, 1996, Partnership expenses amounted to $549,819, decreasing by almost $82,000 from the 1995 quarter amount. For the six month period ended June 30, 1996, Partnership expenses decreased by over $146,000 from the same period in 1995. A large decrease in property operations expenditures should be noted; in this area, specifically, a decrease in payroll and associated costs and appliance and equipment replacement costs related to Fox Hunt, and a decrease in payroll and associated costs and contracted service costs at Northwind are responsible for the decrease. Repairs and maintenance, utility costs, and insurance expenses all remained fairly stable between the six month periods ended June 30, 1996 and 1995.

The Research Triangle Industrial Park Joint Venture generated a total net loss of $62,095 for the six month period ended June 30, 1996 with 50% or $31,048 of the loss allocated to each joint venturer. The joint venture generated a net loss of $11,824 for the six month period ended June 30, 1995 with $5,912 allocated to each venturer. The loss has increased primarily due to increased operations costs in the area of contracted services for grounds work and roof repairs.

For the six months ended June 30, 1996, the Partnership generated a tax loss of $129,004 or $12.51 per limited partnership unit. The tax loss for the first six months of 1995 totaled $288,008 or $27.94 per unit.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


Item 1 - Legal Proceedings
--------------------------

The Partnership is not a party to, nor are any of the Partnership's properties subject to any material pending legal proceedings other than ordinary, routine litigation incidental to the Partnership's business.

Items 2, 3, 4 and 5
-------------------

Not applicable.

Item 6 - Exhibits and reports on Form 8-K
-----------------------------------------

Item 7 (c) - Financial Statements and Exhibits - Contract between the Partnership and Partnership Equities, Inc. dated July 16, 1996 attached.

Exhibit 27 - Financial Data Schedule (Electronic filing only)

Form 8-K was filed July 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP II


By:   /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  January 2, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary