Form 10-Q
period 1996-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1997-01-03
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
September 30, 1996                                          0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its Charter)

Delaware                                      16-1212761
--------------------                          --------------------------------
(State of Formation)                          (IRS Employer Identification No.)


2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)

As of September 30, 1996, the issuer had 10,000 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  September 30, 1996 and December 31, 1995                3

            Statements of Operations -
                  Three Months Ended September 30, 1996 and 1995          4

            Statements of Operations -
                  Nine Months Ended September 30, 1996 and 1995           5

            Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995           6

            Statements of Partners' (Deficit) -
                  Nine Months Ended September 30, 1996 and 1995           7

            Notes to Financial Statements                               8 - 19


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS              20 - 21
            ---------------------------------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                       September 30,     December 31,
                                                            1996             1995
                                                           ----             ----
ASSETS
------

Property, at cost:
     Land                                               $    848,015     $    848,015
     Buildings and improvements                            8,901,141        8,901,141
     Furniture and fixtures                                  425,000          425,000
                                                        ------------     ------------
                                                          10,174,156       10,174,156
     Less accumulated depreciation                         4,972,376        4,677,511
                                                        ------------     ------------
          Property, net                                    5,201,780        5,496,645

Cash                                                            --             30,524
Cash - security deposits                                      36,427           35,350
Escrow deposits                                              268,794          283,000
Accounts receivable, net of allowance for doubtful
     accounts of $143,715 and $113,510, respectively          14,048            7,411
Accounts receivable - affiliates                             137,805          146,238
Mortgage costs, net of accumulated
     amortization of $86,360 and $80,065                     256,035          262,331
Other assets                                                   7,787           44,619
                                                        ------------     ------------

            Total Assets                                $  5,922,676     $  6,306,118
                                                        ============     ============

LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                     $     86,617     $       --
     Mortgages payable                                     5,559,378        5,649,616
     Accounts payable and accrued expenses                   525,388          513,354
     Accrued interest                                         42,469           48,846
     Security deposits and prepaid rents                      97,314           78,654
                                                        ------------     ------------
            Total Liabilities                              6,311,166        6,290,470
                                                        ------------     ------------

Losses of unconsolidated joint ventures
     in excess of investment                                 909,635          864,503
                                                        ------------     ------------

Minority interest in consolidated
     joint venture                                           241,247          386,062
                                                        ------------     ------------

Partners' (Deficit):
     General partners                                       (206,937)        (197,803)
     Limited partners                                     (1,332,435)      (1,037,114)
                                                        ------------     ------------
           Total Partners' (Deficit)                      (1,539,372)      (1,234,917)
                                                        ------------     ------------

           Total Liabilities and Partners' (Deficit)    $  5,922,676     $  6,306,118
                                                        ============     ============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                     Three Months  Three Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                          1996          1995
                                                          ----          ----

Income:
     Rental                                            $ 446,511      $ 452,041
     Interest and other income                             4,503         25,295
                                                       ---------      ---------
     Total income                                        451,014        477,336
                                                       ---------      ---------

Expenses:
     Property operations                                 315,271        354,745
     Interest                                            130,321        116,127
     Depreciation and amortization                       101,165        101,485
     Administrative:
          Paid to affiliates                              57,890        150,871
          Other                                           19,589         26,992
                                                       ---------      ---------
     Total expenses                                      624,236        750,220
                                                       ---------      ---------

Loss before allocated loss from joint venture
     and loss allocated to minority interest            (173,222)      (272,884)

Allocated loss from joint venture                        (14,085)        (1,070)

Loss allocated to minority interest                       89,192         16,682
                                                       ---------      ---------

Net loss                                               $ (98,115)     $(257,272)
                                                       =========      =========

Loss per limited partnership unit                      $   (9.52)     $  (24.96)
                                                       =========      =========

Distributions per limited partnership unit             $    --        $    --
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                          10,000         10,000
                                                       =========      =========




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        1996            1995
                                                        ----            ----

Income:
     Rental                                         $ 1,296,490     $ 1,418,920
     Interest and other income                           51,709          63,017
                                                    -----------     -----------
     Total income                                     1,348,199       1,481,937
                                                    -----------     -----------

Expenses:
     Property operations                                786,710         913,136
     Interest                                           390,510         440,452
     Depreciation and amortization                      301,161         305,266
     Administrative:
          Paid to affiliates                            134,321         254,152
          Other                                         139,635         112,254
                                                    -----------     -----------
     Total expenses                                   1,752,337       2,025,260
                                                    -----------     -----------

Loss before allocated loss from joint venture
     and loss allocated to minority interest           (404,138)       (543,323)

Allocated loss from joint venture                       (45,132)         (6,982)

Loss allocated to minority interest                     144,815          20,920
                                                    -----------     -----------

Net loss                                            $  (304,455)    $  (529,385)
                                                    ===========     ===========

Loss per limited partnership unit                   $    (29.53)    $    (51.35)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      3.30
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                         10,000          10,000
                                                    ===========     ===========






                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)
                                                      Nine Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         1996           1995
                                                         ----           ----
Cash flow from operating activities:
     Net loss                                           $(304,455)    $(529,385)

Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
     Depreciation and amortization                        301,161       305,266
     Loss from joint venture                               45,132         6,982
     Minority interest share of net loss                 (144,815)      (20,920)
Changes in operating assets and liabilities:
     Cash - security deposits                              (1,077)         (215)
     Escrow deposits                                       14,206         1,950
     Accounts receivable                                   (6,637)      (14,542)
     Other assets                                          36,832        32,273
     Accounts payable and accrued expenses                 12,034       247,505
     Accrued interest                                      (6,377)         --
     Security deposits                                     18,660         2,009
                                                        ---------     ---------
Net cash (used in) provided by operating activities       (35,336)       30,923
                                                        ---------     ---------

Cash flow from investing activities:
     Accounts receivable - affiliates                       8,433        36,509
     Capital expenditures                                    --            --
     Payments on note receivable                             --        (140,507)
     Distributions from joint venture                        --            --
                                                        ---------     ---------
Net cash provided by (used in) investing activities         8,433      (103,998)
                                                        ---------     ---------

Cash flows from financing activities:
     Cash overdraft                                        86,617          --
     Principal payments on mortgages and notes            (90,238)      (60,134)
     Distributions to partners                               --         (34,020)
                                                        ---------     ---------
Net cash (used in) financing activities                    (3,621)      (94,154)
                                                        ---------     ---------

Increase (decrease) in cash                               (30,524)     (167,229)

Cash - beginning of period                                 30,524       259,861
                                                        ---------     ---------

Cash - end of period                                    $    --       $  92,632
                                                        =========     =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                             $ 396,887     $ 440,452
                                                        =========     =========
                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                        STATEMENTS OF PARTNERS' (DEFICIT)
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                        General           Limited Partners
                                       Partners
                                        Amount           Units          Amount
                                        ------           -----          ------

Balance, January 1, 1995             $  (173,828)         10,000    $  (261,866)

Distributions to partners                 (1,020)           --          (33,000)

Net loss                                 (15,882)           --         (513,503)
                                     -----------     -----------    -----------

Balance, September 30, 1995          $  (190,730)         10,000    $  (808,369)
                                     ===========     ===========    ===========


Balance, January 1, 1996             $  (197,803)         10,000    $(1,037,114)

Distributions to partners                   --              --             --

Net loss                                  (9,134)           --         (295,321)
                                     -----------     -----------    -----------

Balance, September 30, 1996          $  (206,937)         10,000    $(1,332,435)
                                     ===========     ===========    ===========






















                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


1.   GENERAL PARTNER'S DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership II, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

     On August 20, 1992, the Partnership entered into an agreement with Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop land on the site of Research Triangle. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture is shown at cost of $412,500. This joint venture had no operations for the nine month period ended September 30, 1996.

     A summary of the combined assets, liabilities and equity of the joint venture as of September 30, 1996 and December 31, 1995, and the results of its operations for the nine month periods ended September 30, 1996 and 1995 are as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                               September 30,   December 31,
                                                                    1996           1995
                                                                    ----           ----
ASSETS
------

Cash and cash equivalents                                      $   366,754     $    92,150
Property, net of accumulated depreciation                        2,113,337       2,439,455
Accounts receivable - affiliates                                   317,287         322,212
Other assets                                                       373,411         461,237
                                                               -----------     -----------

                   Total Assets                                $ 3,170,789     $ 3,315,054
                                                               ===========     ===========


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Notes payable                                             $ 5,023,109     $ 5,073,225
     Accounts payable and accrued expenses                         165,781         169,665
                                                               -----------     -----------
                   Total Liabilities                             5,188,890       5,242,890
                                                               -----------     -----------

Partners' (Deficit):
     General partners                                             (909,635)       (864,503)
     Other investors                                            (1,108,465)     (1,063,333)
                                                               -----------     -----------
                  Total Partners' (Deficit)                     (2,018,100)     (1,927,836)
                                                               -----------     -----------

                  Total Liabilities and Partners' (Deficit)    $ 3,170,789     $ 3,315,054
                                                               ===========     ===========


                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995

                                                     Nine Months    Nine Months
                                                         Ended          Ended
                                                    September 30,  September 30,
                                                          1996           1995
                                                          ----           ----

Income:
     Rental                                             $ 769,709     $ 817,949
     Interest and other income                                518           157
                                                        ---------     ---------
     Total income                                         770,227       818,106
                                                        ---------     ---------

Expenses:
     Property operations                                   95,835        43,962
     Interest                                             342,560       367,908
     Depreciation and amortization                        378,093       380,748
     Administrative                                        44,005        39,452
                                                        ---------     ---------
     Total expenses                                       860,491       832,070
                                                        ---------     ---------

Net loss                                                $ (90,264)    $ (13,964)
                                                        =========     =========


Allocation of net loss:
     The Partnership                                    $ (45,132)    $  (6,982)
     RPILP II                                             (45,132)       (6,982)
                                                        ---------     ---------

                                                        $ (90,264)    $ (13,964)
                                                        =========     =========


A reconciliation of the investments in Research  Triangle  Industrial Park Joint
Ventures:

Investment in Joint Venture at beginning of period      $(864,503)
Allocated loss                                            (45,132)
                                                        ---------

Investment in Joint Venture at end of period            $(909,635)
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

     The original joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI-A and 26.82% to RPILP VI-B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP VI-A's interest and decreased RPILP VI-B's ownership interest to 11.5%. The net loss of the joint venture from the date of inception through September 30, 1996 has been allocated to the minority interests in accordance with the agreements and has been recorded as a reduction of their capital contributions.

     A reconciliation of the minority interests share in the Foxhunt Joint Venture is as follows:

      Balance, January 1, 1996                        $  386,062
      Allocated loss                                    (144,815)
                                                      ----------
      Balance, September 30, 1996                     $  241,247
                                                      ==========


6.   MORTGAGES PAYABLE

     Northwind Office Park

     A mortgage with a balance of $693,382 and $778,985 at September 30, 1996 and 1995, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due December 2002.

     A mortgage with a balance of $322,096 and $363,614 at September 30, 1996 and 1995, respectively, bearing interest at 9.00%. The mortgage provides for annual principal and interest payments of $57,936, payable in equal monthly installments with the remaining balance originally due September 1995. The Partnership has been granted an extension as it continues to seek replacement financing.

     Foxhunt Apartments
     ------------------

     A mortgage with a balance of $4,535,369 and $4,562,362 at September 30, 1996 and 1995, respectively, bearing interest at 9.00%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in March 2027.

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
                                          ============


7.   RELATED PARTY TRANSACTIONS

     Management fees for the management of Partnership properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $66,729 and $77,713 for the nine months ended September 30, 1996 and 1995, respectively.

     According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the nine months ended September 30, 1996 and 1995.

     Accounts receivable - affiliates amounted to $137,805 at September 30, 1996. As of December 31, 1996, this balance has been fully reimbursed.

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $3,420 for both the nine months ended September 30, 1996 and 1995, respectively.

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

     The reconciliation of net loss for the nine month periods ended September 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                September 30,      September 30,
                                                     1996                1995
                                                     ----                ----
      Net loss -
           Statement of operations              $  (304,455)         $ (529,385)
      (Add to)  deduct from:
           Difference in depreciation              ( 47,049)          (  99,330)
           Difference in amortization of
           loan discount                              1,665              36,124
           Allowance for doubtful accounts           16,500              11,447
           Difference in depreciation -
           Joint Ventures                           144,888              44,460
                                                -----------          ----------
      Net (loss) for tax purposes               $  (188,451)         $ (536,684)
                                                ===========          ==========

     The reconciliation of partner's (deficit) at September 30, 1996 and December 31, 1995 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                            September 30,          December 31,
                                                1996                    1995
                                                ----                    ----

      Partner's (Deficit) - balance sheet $  (1,539,372)         $  (1,234,917)
       Add to (deduct from):
            Accumulated difference in
            depreciation                      (3,795,288)           (3,748,239)
            Accumulated amortization
            of discounts on mortgage
            payables                           1,210,089             1,208,424
            Syndication fees                   1,133,176             1,133,176
            Gain on sale of property          (  561,147)           (  561,147)
            Allowance for doubtful
             accounts                            101,951                85,451
            Other                             (   47,606)           (   47,606)
            Difference in Investment
            in Joint Venture                     607,800               462,912
                                           -------------         -------------

       Partner's (Deficit) - tax return    $  (2,890,397)        $  (2,701,946)
                                           =============         =============


9.    PENDING SALES

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

PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

The Partnership struggled this quarter with continued low occupancy at the Northwind Office Complex. Occupancy at this property has been a problem through all of 1996. Management is putting together an aggressive marketing campaign which will focus on heavier advertising and incentives to local brokers. Foxhunt Apartments seems to be on an upward swing with economic occupancy increasing from an average of 80.3% for the quarter ended June 30, 1996 to an average of 88.9% for the quarter ended September 30, 1996. Occupancy at Research Triangle (a joint venture) continues to be very strong. Although operating revenue decreased approximately 8.6% from the same nine month period in the previous year, total expenses decreased a significant amount resulting in a better financial position than during the same nine months of 1995. Management is optimistic that the decrease in expenses will continue as more control is being exercised over expenditures; with more control over spending now in place, management is focusing on ways to increase operating revenue.

There were no distributions during the nine month period ended September 30, 1996, unlike the same period in 1995 in which there was a distribution of $3.30 per limited partnership unit. The Partnership has been utilizing its cash to fund capital improvements; management expects to continue making improvements (e.g. painting, carpet and appliance replacements, etc.) to the properties in an effort to increase occupancies. At this point, management does not anticipate making any distributions during 1996.

Management continues to work hard to close the pending sale of Foxhunt Apartments which was entered into in July of 1996.


Results of Operations:
----------------------

For the quarter ended September 30, 1996, the Partnership's net loss was $98,115 or $9.52 per limited partnership unit. Net loss for the quarter ended September 30, 1995 amounted to $257,272 or $24.96 per unit. For the nine month period ended September 30, 1996, the net loss was $304,455 or $29.53 per limited partnership unit as compared to $529,385 or $51.35 per limited partnership unit for the nine month period ended September 30, 1995.

-----------------------------------

Partnership revenue for the quarter ended September 30, 1996 totaled $451,014, a decrease of approximately $26,000 from the 1995 amount of $477,336. Total rental revenue dropped slightly over $5,500, which can be attributed to continued occupancy problems at the Northwind Office Complex. Management continues to offer rental concessions and other promotions in an attempt to increase the occupancies; additionally, management is focusing extra attention on collection efforts to avoid delinquencies.

For the quarter ended September 30, 1996, Partnership expenses amounted to $624,236, continuing the pattern which has been noted for the entire 1996 thus far. Expenses dropped almost $126,000 from the same quarter in 1995. For the nine month period ended September 30, 1996, Partnership expenses decreased just under $273,000 from the same period in 1995. Management continues to monitor closely payroll and associated costs, replacement expenditures and contracted services costs in an attempt to keep property operations costs down in the Partnership. There has also been a fairly significant drop in administrative expenses paid to related parties primarily due to a drop in accounting and portfolio management fees.

The Research Triangle Industrial Park Joint Venture generated a total net loss of $90,264 for the nine month period ended September 30, 1996; 50% of the loss (i.e. $45,132) is allocated to each joint venturer. The joint venture generated a significantly higher net loss during the first nine months of 1996 as compared to that for the nine month period ended September 30, 1995, which was $13,964. The loss has increased primarily due to increased operations costs in the area of contracted services for grounds work and roof repairs.

For the nine months ended September 30, 1996, the Partnership generated a tax loss of $188,451 or $18.28 per limited partnership unit. The tax loss for the first nine months of 1995 totaled $536,684 or $52.06 per unit.

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

Exhibit 27 - Financial Data Schedule (Electronic filing only)

Reports on Form 8-K - None.

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