Form 10-K
period 1996-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1997-03-31
CIK 704165

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

     ( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the Fiscal Year Ended December 31, 1996

     (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES  AND EXCHANGE ACT OF 1934.  (NO FEE
               REQUIRED)

Commission File Number 0-11909

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
             (Exact Name of Registrant as specified in its Charter)

Delaware                               16-1212761
--------------------                   ---------------------------------
(State of Formation)                   (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:    (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of limited partnership interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.(X)

                       DOCUMENTS INCORPORATED BY REFERENCE
        See page 13 for a list of all documents incorporated by reference

                                     PART I
                                     ------

ITEM  I:       BUSINESS
--------       --------

     The registrant, Realmark Property Investors Limited Partnership-II ("the Partnership"), is a Delaware limited partnership organized in 1982 pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the revised Delaware Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner"). During 1988, Realmark Properties II Associates ("Associates") and RPI Investors-II, Inc. (formally the "Corporate General Partner") were merged with Realmark Properties, Inc. (the "Corporate General Partner").

     The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on September 3, 1982, and concluded the offering on August 31, 1983, having raised a total of $10,000,000 before sales commissions and expenses of the offering.

     The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. The Partnership presently owns an office complex in Michigan (Northwind Office Park), and is a partner in three joint ventures: the Research Triangle Joint Venture, which it still holds and is developing approximately 19 acres of land in Durham County, North Carolina; the Research Land Joint Venture which is developing approximately 16 acres of land also in Durham County, North Carolina; and the Foxhunt Apartments Joint Venture formed for the purpose of operating a 250 unit apartment complex in Kettering, Ohio. The Partnership sold the Colony of Kettering Apartments, located in Kettering, Ohio in December 1986 and Phase-I of Research Triangle Joint Venture in June 1987.

     The business of the Partnership is not seasonal. The Partnership, as of December 31, 1996, did not directly employ any persons in a full-time position. All regular employees who rendered services on behalf of the Partnership through December 31, 1996 were employees of the Corporate General Partner or its affiliates.

     The Partnership's investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital; and (4) achieve build-up of equity through the reduction of mortgage loans.

     For the year ended December 31, 1996, approximately 75% of total Partnership revenue was generated by the Foxhunt Apartments. The remaining 25% is attributed to Northwind. For the years ended December 31, 1995 and 1994, Foxhunt accounted for 74% and 70% of the total Partnership revenue, with Northwind generating roughly 26% and 30% of total revenue, respectively.

ITEM 2:   PROPERTIES
-------   ----------

     As of December 31, 1996, the Partnership continues to own Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings, two stories each, containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. At December 31, 1996, Northwind was 57% occupied. The 1995 occupancy was 58%, while 1994 occupancy was 81%.

     The first mortgage in the amount of $663,562 bears interest at 9.75% and provides for monthly principal and interest payments of $12,305, with the remaining balance due in December 2002.

     The second mortgage with a carrying amount of $314,481 bears interest at 9% and provides for monthly principal and interest payments of $4,828. The remaining balance was originally due in September 1995. No extension has been granted to the Partnership. The balance is currently payable on demand, while the Partnership continues to seek refinancing.

     The Partnership, as of December 31, 1996, continues to own a 50% interest in Research Triangle Industrial Park West Joint Venture ("Joint Venture"). In December 1983, the Joint Venture acquired approximately 56.3 acres of land from Research Triangle Industrial Park West Associates (A North Carolina General Partnership) ("Research"), and subsequently constructed a 42,000 square foot office building and a 101,000 square foot office/warehouse distribution building in Phase-I (which was sold in June 1987), and a 117,000 square foot office/warehouse distribution building in Phase-II. For the third consecutive year, Research Triangle was 100% occupied.

     Pursuant to an agreement dated September 27, 1991, the Partnership formed a joint venture for the purposes of operating the Foxhunt apartment complex located in Kettering, Ohio. The other two joint venturers originally contributed a combined $1,431,568 to the joint venture, while the Partnership contributed the property net of the first mortgage. Subsequently, the Partnership bought out one joint venturer while reducing the ownership percentage held by the other. At December 31, 1996 the mortgage balance was $4,528,289, carrying an interest rate of 9%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in March 2027.

     The apartment complex consists of 250 units and is situated on 14.7 acres of land. The current agreement provides that the Partnership be allocated 88.5% of any income, loss, gain, cash flow, or sale proceeds. The property is managed by Realmark Corporation, an affiliate of the General Partner. Occupancy for Foxhunt in 1996 was 89%. The 1995 occupancy was 95%, while 1994 occupancy was 94%.

ITEM 2:   PROPERTIES (Con't.)
-------   -------------------

     On August 20, 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop additional land on the site of Research Triangle Industrial Park West. This land was placed in the Land Joint Venture by Research Triangle Industrial Park West. The value allocated to the land in this joint venture is shown at cost of $432,984. This joint venture has no outstanding debt at December 31, 1996.



ITEM 3:   LEGAL PROCEEDINGS
-------   -----------------

     The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings.



ITEM 4:   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY
-------   --------------------------------------------
          HOLDERS
          -------

     None.


                                     PART II
                                     -------

ITEM 5:   MARKET FOR REGISTRANT'S UNITS OF LIMITED
-------   ----------------------------------------
          PARTNERSHIP INTEREST
          --------------------

     There is currently no active trade market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

     As of December 31, 1996, there were 1,232 record holders of units of Limited Partnership Interest.

     There were no Partnership distributions for the year ended December 31, 1996. For the years ended December 31, 1995 and 1994, distributions amounted to $68,040 or $6.60 per limited partnership unit and $17,010 or $1.65 per limited partnership unit, respectively.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

                                          Realmark Properties Investors Limited Partnership II
                                          ----------------------------------------------------

                              Year Ended        Year Ended      Year Ended       Year Ended       Year Ended
                             Dec. 31, 1996    Dec. 31, 1995    Dec. 31, 1994    Dec. 31, 1993    Dec. 31, 1992
                             -------------    -------------    -------------    -------------    -------------
Total assets                 $  5,806,656     $  6,306,118     $  6,875,605     $  9,871,580     $ 10,484,296
                             ============     ============     ============     ============     ============

Mortgages and
  notes payable              $  5,514,863     $  5,649,616     $  5,771,898     $  8,310,555     $  8,461,894
                             ============     ============     ============     ============     ============
_____________________________________________________________________________________________________________


Income                       $  1,816,085     $  1,946,238     $  1,953,911     $  2,253,442     $  2,320,070

Expenses                     $  2,196,931     $  2,615,580     $  2,572,654     $  2,597,019     $  2,617,686
                             ------------     ------------     ------------     ------------     ------------

Loss before allocated
  loss from Joint
  Venture and
  Minority Interest          $   (380,846)    $   (669,342)    $   (618,743)    $   (343,577)    $   (297,616)

Loss from Joint Venture      $    (52,873)    $    (92,939)    $   (116,739)    $   (117,203)    $   (118,364)

Loss allocated to
  Minority Interest          $     14,942     $     31,098     $     19,538     $      3,960     $      8,347
                             ------------     ------------     ------------     ------------     ------------
Net Loss                     $   (418,777)    $   (731,183)    $   (715,944)    $   (456,820)    $   (407,633)
                             ============     ============     ============     ============     ============
_____________________________________________________________________________________________________________


Net cash (used in)
  provided by operating
  activities                 $    (28,291)    $    (24,770)    $     53,095     $     90,220     $   (294,463)

Collection of
  mortgage receivable                --               --       $  2,600,000             --               --

Principal payments on
  long-term debt net of
  payments made from
  Joint Venture proceeds
  and debt refinancing       $   (134,753)    $   (124,500)    $ (2,539,483)    $   (211,286)    $   (300,758)
                             ------------     ------------     ------------     ------------     ------------
Net cash (used in)
  provided by
  operating activities
  and collection of
  mortgage receivable
  less principal payments
  on long-term debt          $   (163,044)    $   (149,270)    $    113,612     $   (121,066)    $   (595,221)

_____________________________________________________________________________________________________________

Loss per limited
  partnership unit           $        (41)    $        (71)    $        (69)    $        (44)    $        (40)
                             ============     ============     ============     ============     ============
Distributions per
  limited partnership
  unit                       $       --       $       6.60     $       1.65     $       4.95     $       --
                             ============     ============     ============     ============     ============
Weighted average
  number of units
  outstanding                $     10,000     $     10,000     $     10,000     $     10,000     $     10,000
                             ============     ============     ============     ============     ============
_____________________________________________________________________________________________________________

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------


Liquidity and Capital Resources:
--------------------------------

     The Partnership continues to rely heavily on cash generated from the Research Triangle Office Complex. As has been true for several years, this commercial property continues to benefit from high occupancy due to tenant retention. The location of the building is in a rapidly growing area both in population and in the business environment. At December 31 1996, management is aggressively seeking new financing of the mortgage on this property; a closing some time in early 1997 is anticipated. Foxhunt Apartments has steadily seen an increase in occupancy figures throughout 1996. Although not at a level where it was in previous years (i.e. 95% for 1995), management feels that the occupancy level of 89% for 1996 will continue to increase in the coming year as has been the trend throughout 1996. Northwind Office Complex continues to experience cash flow difficulties stemmed from its low occupancy level(s). Management is aggressively marketing this property in local rental guides and newspapers in search of tenants, however market conditions in East Lansing, Michigan have made it more difficult to compete with newer, more updated office buildings which have been built in the same area. Northwind's cash flow shortages have caused it to fall behind in the payment of its real estate taxes. One of Northwind's outstanding mortgages came due in September 1995, and to date management has been unable to refinance the debt. The mortgage holder continues to accept payments of interest and principal, although the mortgage holder is unwilling to grant a "formal" extension and therefore the debt is technically in default. Unless management is able to refinance this property in the near future, the property could be lost in a foreclosure, thus reducing the equity of the Partnership.

     Foxhunt Apartments came under contract for sale during July 1996. The sale was subject to a number of contingencies and was cancelable at any time by the buyer. Until such time as all of the buyer's due diligence was performed, no closing date could be established. It appears as of the date of this writing that the sale will in fact not close. The General Partners feel, however, that the sale of this property is in the best interest of the Limited Partners, so management continues to look for potential buyers.

     Management has once again implemented corrective action plans in response to the going concern consideration discussed in Note 11 to the financial statements, as well as to deal with the United States Department of Housing and Urban Development (HUD) noncompliance detailed in the notes to the financial statements. These plans include tighter cash management through the closer monitoring of expenses such as payroll, advertising and maintenance, which have typically been the expenses that have increased from year to year. Additionally, tighter credit policies have been put into place as a means of avoiding the collection problems which Foxhunt incurred during the past year. The HUD noncompliance detailed in the notes technically puts the Partnership in default of the mortgage which could result in fines or interest charges being levied, or the take over of the property by HUD. A concerted effort at correcting the noncompliance will hopefully lead to the ultimate cure of such default.

     The Partnership made no distributions during the year ended December 31, 1996, unlike in 1995 when distributions totaling $68,040 or $6.60 per limited partnership unit were made, and in 1994 when distributions of $17,010 or $1.65 per limited partnership unit were made. Management hopes to once again make distributions in the coming year, but at this date, all available cash is being utilized to fund necessary improvements to the properties.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
         ------------------------------------------------------

Results of Operations:
----------------------

     For the year ended December 31, 1996, the Partnership incurred a net loss of $418,777 or $40.62 per limited partnership unit. This is an improvement from the years ended December 31, 1995 and 1994 when losses incurred totaled $731,183 or $70.92 per limited partnership unit and $715,944 or $69.45 per limited partnership unit, respectively.

     Partnership revenues for the year ended December 31, 1996 totaled $1,816,085, consisting of rental income of $1,746,543 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $69,542. The decrease in rental revenue from that of the two previous years is evidence of the continual struggle with low occupancy levels at Northwind and the decline at Foxhunt Apartments. In order to increase occupancies, management offered incentive programs throughout the year; although this was successful in increasing occupancies at Foxhunt, it did result in the short-term in a decrease in revenues. Rental revenues in the year ended December 31, 1995 amounted to $1,857,310 and in the year ended December 31, 1994 totaled $1,868,216. There was also a noticeable decline in other income during the year ended December 31, 1996, which approximated 20%. Increasing occupancy, as well as decreasing delinquencies, remains the major focus of management. Tighter credit policies and extended and attractive incentive programs continue to be management's means of reaching the income levels needed to improve the cash flow in the Partnership.

     Partnership expenses for the year ended December 31, 1996 totaled $2,196,931, a substantial decrease over the expenses of the years ended December 31, 1995 and 1994 which were $2,615,580 and $2,572,654, respectively. The majority of the decrease is the result of lower property operations costs. Through regular monitoring and measuring of expenses related to payroll, repairs and maintenance and contracted services, the Partnership has achieved a decrease of in excess of $300,000 or 24% in operations expenses as compared to the previous year. Total administrative expenses of $423,182 remained fairly constant as compared to the year ended December 31, 1995 when they totaled $426,233 and the year ended December 31, 1994 when they totaled $433,182. The decrease in administrative expenses paid to affiliates is the result of decreased accounting and portfolio management fees, while the offsetting increase in other administrative expenses is due to increased legal fees and more costly advertising campaigns, undertaken to increase occupancies.

     The Partnership expects to incur higher than "normal" property operations expenses in the near future at both Foxhunt Apartments and at Northwind Office Complex due to the costs associated with preparing units/space for new tenants (i.e. cleaning, painting, appliance and carpeting costs). Although this work is necessary in order to increase rental revenue(s) generated at both of these properties, management continues to keep in mind that expenditures must be closely monitored so as not to worsen the cash flow situation of the Partnership. One means of controlling such expenses has been management's success at obtaining large price discounts on paint, carpeting and appliances through negotiations with large national companies, such as Whirlpool.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
          ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

     The Research Triangle Industrial Park West Joint Venture had a net loss of $91,104 for the year ended December 31, 1996. This loss is a fairly significant decrease as compared to that of 1995 which amounted to $185,878 and that of 1994 which was $233,478, primarily due to the increase in rental income which the property has generated. Regular increases in rental income can be expected due to rental escalation clauses in several of the tenants' leases. In accordance with the joint venture agreement, one-half of the loss is allocated to each joint venturer.

     The Foxhunt Joint Venture generated a net loss of $129,930 for the year ended December 31, 1996 as compared to the loss which resulted in the years ended December 31, 1995 and 1994 of $270,419 and $169,905, respectively. In accordance with the joint venture agreement, $14,942 of the 1996 loss is allocated to the other joint venture partner; $31,098 of the 1995 loss was allocable to the other joint venturer, while for the year 1994, $19,538 was allocable to the other venturer.

     For the year ended December 31, 1996, the tax basis loss was $409,573 or $39.73 per limited partnership unit compared to a tax loss of $557,113 or $54.04 per unit for the year ended December 31, 1995 and a tax loss of $714,759 or $69.33 per limited partnership unit for the year ended December 31, 1994. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the year ended December 31, 1996 was allocated in this fashion.


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

     Listed under Item 14 of this report.


ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------   ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

      The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1997, are listed below. Each director is subject to election on an annual basis.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Con't.)
--------  ---------------------------------------------------------


                         Title of All Positions
                         ----------------------
Name                     Held with the Company       Year First Elected Director
----                     ---------------------       ---------------------------

Joseph M. Jayson         President and Director                 1979

Judith P. Jayson         Vice President, and Director           1979

Michael J. Colmerauer    Secretary


      Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

     The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

      Joseph M. Jayson, age 58, is Chairman, Director and sole stockholder of J.
M.  Jayson  and  Company,   Inc.  and  certain  of  its  affiliated   companies:
Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is chairman of Realmark Corporation, Chairman of Realmark Properties, Inc., wholly-owned subsidiaries of
J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been in real estate for the last 34 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 34 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past sixteen years, Mr. Jayson and J.M. Jayson & Company, Inc., and an affiliate have also engaged in developmental drilling for gas and oil.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Con't.)
--------  -----------------------------------------------------------

      Judith P. Jayson, age 57, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 34 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

      Michael J. Colmerauer, 39, is Secretary and in-house legal counsel for J.M. Jayson and Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 13 years.


ITEM 11:  EXECUTIVE COMPENSATION
--------  ----------------------

     No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for the years ended December 31, 1996, 1995 or 1994, nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1996, 1995 or 1994.

ITEM 11:  EXECUTIVE COMPENSATION (Con't.)
--------  -------------------------------

     The following table sets forth for the years ended December 31, 1996, 1995 and 1994, the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

                                                                           Amounts
      Entity Receiving              Type of                                -------
        Compensation              Compensation                1996          1995         1994
        ------------             ------------                 ----          ----         ----
Realmark Properties, Inc.
(The Corporate General
Partner)                     Reimbursement for
                             allocated partnership
                             administration expenses
                             related to:
                               Investor Services          $    5,450  $     5,506   $    9,651
                               Brokerage                       6,698        9,525       12,982
                               Portfolio Management
                                 and Accounting               72,290      136,044       122,673

Realmark Corporation         Property Management Fees         87,188       95,603        92,451
                             Computer Service Fees             4,560        4,560         5,760
                                                          ----------   -----------   ----------


                             Total                        $  176,186   $  251,238    $  243,517
                                                          ==========   ===========   ==========

     The  Corporate  General  Partner is  entitled to a  continuing  Partnership
Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement) of which 2% is subordinated to the receipt by the Limited Partners of a noncumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). Since the net cash flow of the Partnership, as defined in the agreement, was negative for the years ended December 31, 1996, 1995 and 1994, no fees were earned by the corporate General Partner for those years. The General Partners are entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

     The General Partners are allowed to collect property disposition fees upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of a cumulative amount equal to their capital contributions. The fees earned on the sale of Colony of Kettering in 1986 and Phase I of Research Triangle in 1987 will not exceed $115,500 and $315,000 respectively. These amounts will not be recorded as a liability in the Partnership's financial statements until such time as payment is probable.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------  -----------------------------------------------
          AND MANAGEMENT
          --------------

     No person is known to the Partnership to own of record or beneficially, more than five percent (5%) of the Units of Limited Partnership Interests of the Partnership. Excluding the General Partners' interest in the Partnership ($1,000 initial capital contribution), the Corporate General Partner, as of December 31, 1996 owned no Units of Limited Partnership Interest. Joseph M. Jayson, the Individual General Partner and his wife, Judith P. Jayson, Vice-President of the Corporate General Partner, owned an aggregate of eight (8) Limited Partnership Units ($8,000) as of December 31, 1996.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a)  Transactions with Management and Others
     ---------------------------------------

     No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 8 to the financial statements.

(b)  Certain Business Relationships
     ------------------------------

     No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 8 to the financial statements.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
--------  ----------------------------------------------
          REPORTS ON FORM 8-K
          -------------------
(a)     Financial Statements and Schedules
        ----------------------------------

        FINANCIAL STATEMENTS                                             Page
        -----------------------------------------------------------------------

        (i)    Independent Auditors' Report                                15
        (ii)   Balance Sheets as of December 31, 1996 and 1995             16
        (iii)  Statements of Operations for years ended December 31,
                 1996, 1995, and 1994                                      17
        (iv)   Statements of Partners' Capital (Deficit) for years
                 ended December 31, 1996, 1995, and 1994                   18
        (v)    Statements of Cash Flows for years ended
                 December 31, 1996, 1995, and 1994                         19
        (vi)   Notes to Financial Statements                            20 - 34

        FINANCIAL STATEMENT SCHEDULES

        (i)    Schedule II - Valuation and Qualifying Accounts             35
        (ii)   Schedule III - Real Estate and Accumulated Depreciation  36 - 37

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)     Reports on Form 8-K
        -------------------

        None.

(c)     Exhibits
        --------

        4. Instruments defining the rights of security holders, including indentures

                (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed September 30, 1982 and subsequently amended, incorporated herein by reference.

ITEM 14:       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
--------       ----------------------------------------------
               REPORTS ON FORM 8-K (Con't.)
               ----------------------------


10.     Material contracts
        ------------------

               (b) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

                (c) Property sales agreement with unrelated third-party included with the third quarter Form 10Q incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership-II:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-II as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Governmental Auditing Standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-II at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 11 to the financial statements, the Partnership's failure to meet its Department of Housing and Urban Development regulatory agreement requirements, as well as the necessity for restructuring or refinancing of its mortgage on Northwind Office Park which is now payable on demand, and its recurring losses from operations and partners' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Buffalo, New York
March 25, 1997

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

Assets                                                                 1996             1995
------                                                             ------------     ------------
Property, at cost (including assets held for sale, Note 3):
  Land                                                             $    848,015     $    848,015
  Buildings and improvements                                          8,907,138        8,901,141
  Furniture, fixtures and equipment                                     425,000          425,000
                                                                   ------------     ------------
                                                                     10,180,153       10,174,156
  Less accumulated depreciation                                       4,987,317        4,677,511
                                                                   ------------     ------------
      Property, Net                                                   5,192,836        5,496,645

Cash                                                                      7,721           30,524
Cash - security deposits                                                 50,510           35,350
Escrow deposits                                                         259,109          283,000
Accounts receivable (net of allowance for doubtful accounts of
  $125,129 and $113,510 for 1996 and 1995, respectively.)                 6,423            7,411
Accounts receivable - affiliates                                           --            146,238
Mortgage costs net of accumulated amortization
  of $39,874 in 1996 and $31,480 in 1995                                253,937          262,331
Other assets                                                             36,120           44,619
                                                                   ------------     ------------

           Total Assets                                            $  5,806,656     $  6,306,118


Liabilities and Partners' Deficit
---------------------------------

Liabilities:
  Mortgages and note payable                                       $  5,514,863     $  5,649,616
  Accounts payable and accrued expenses                                 526,132          513,354
  Accrued interest                                                       49,080           48,846
  Security deposits                                                      81,779           78,654
                                                                   ------------     ------------
           Total Liabilities                                          6,171,854        6,290,470
                                                                   ------------     ------------

Losses of unconsolidated joint ventures in excess of investment         917,376          864,503
                                                                   ------------     ------------

Minority interest in consolidated joint venture                         371,120          386,062
                                                                   ------------     ------------

Partners' deficit:
  General partners                                                     (210,366)        (197,803)
  Limited partners                                                   (1,443,328)      (1,037,114)
                                                                   ------------     ------------
           Total partners' deficit                                   (1,653,694)      (1,234,917)
                                                                   ------------     ------------

           Total Liabilities and Partners' Deficit                 $  5,806,656     $  6,306,118
                                                                   ============     ============


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      1996             1995           1994
                                                  -----------     -----------     -----------
Income:
  Rental                                          $ 1,746,543     $ 1,857,310     $ 1,868,216
  Interest and other                                   69,542          88,928          85,695
                                                  -----------     -----------     -----------
  Total income                                      1,816,085       1,946,238       1,953,911
                                                  -----------     -----------     -----------

Expenses:
  Property operations                                 945,519       1,247,610       1,166,204
  Interest                                            508,545         525,963         575,549
  Depreciation and amortization                       319,685         415,774         397,719
  Administrative:
    Paid to affiliates                                176,186         251,238         243,517
    Other                                             246,996         174,995         189,665
                                                  -----------     -----------     -----------
  Total expenses                                    2,196,931       2,615,580       2,572,654
                                                  -----------     -----------     -----------

Loss before allocated loss from joint venture
  and loss allocated to minority interest            (380,846)       (669,342)       (618,743)

Allocated loss from joint venture                     (52,873)        (92,939)       (116,739)

Loss allocated to minority interest                    14,942          31,098          19,538
                                                  -----------     -----------     -----------

Net loss                                             (418,777)       (731,183)       (715,944)
                                                  ===========     ===========     ===========

Loss per limited partnership unit                 $    (40.62)    $    (70.92)    $    (69.45)
                                                  ===========     ===========     ===========

Distributions per limited partnership unit        $      --       $      6.60     $      1.65
                                                  ===========     ===========     ===========

Weighted average number of limited partnership
  units outstanding                                    10,000          10,000          10,000
                                                  ===========     ===========     ===========


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                        General            Limited Partners
                                       Partners            ----------------
                                         Amount          Units          Amount
                                         ------          -----          ------

Balance, January 1, 1994             $  (151,840)    $    10,000    $   449,100

Distributions to partners                   (510)           --          (16,500)

Net loss                                 (21,478)           --         (694,466)
                                     -----------     -----------    -----------

Balance, December 31, 1994              (173,828)         10,000       (261,866)

Distributions to partners                 (2,040)           --          (66,000)

Net loss                                 (21,935)           --         (709,248)
                                     -----------     -----------    -----------

Balance, December 31, 1995              (197,803)         10,000     (1,037,114)

Net loss                                 (12,563)           --         (406,214)
                                     -----------     -----------    -----------

Balance, December 31, 1996           $  (210,366)    $    10,000    $(1,443,328)
                                     ===========     ===========    ===========






                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                 1996            1995           1994
                                                             -----------     -----------     -----------
Cash Flows from operating activities:
  Net loss                                                   $  (418,777)    $  (731,183)    $  (715,944)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                319,685         415,774         397,719
    Amortization of mortgage discounts                              --             2,218          21,610
    Allocated loss from joint venture                             52,873          92,939         116,739
    Loss allocated to minority interest                          (14,942)        (31,098)        (19,538)
  Changes in operating assets and liabilities:
    Cash - security deposits                                     (15,160)           (870)           (849)
    Escrow deposits                                               23,891          53,623         (33,828)
    Accounts receivable                                              988          (4,934)        116,922
    Other assets                                                   7,014         (11,416)         91,829
    Accounts payable and accrued expenses                         12,778         187,056          84,534
    Accrued interest                                                 234           3,116         (24,137)
    Security deposits                                              3,125               5          18,038
                                                             -----------     -----------     -----------
Net cash (used in) provided by operating activities:             (28,291)        (24,770)         53,095
                                                             -----------     -----------     -----------

Cash flows from investing activities:
  Decrease (increase) in accounts receivable - affiliates        146,238        (109,729)         21,977
  Capital expenditures                                            (5,997)        (31,110)        (59,124)
  Distributions from joint venture                                  --           100,000         100,000
  Payment of mortgage receivable                                    --              --         2,600,000
  Payments on notes receivable                                      --            28,812            --
                                                             -----------     -----------     -----------
Net cash provided by (used in) investing activities              140,241         (12,027)      2,662,853
                                                             -----------     -----------     -----------

Cash flows from financing activities:
  Principal payments on mortgages and notes                     (134,753)       (124,500)     (2,560,267)
  Distributions to partners                                         --           (68,040)        (17,010)
                                                             -----------     -----------     -----------
Net cash used in financing activities                           (134,753)       (192,540)     (2,577,277)
                                                             -----------     -----------     -----------

Net (decrease) increase in cash                                  (22,803)       (229,337)        138,671

Cash - beginning of year                                          30,524         259,861         121,190
                                                             -----------     -----------     -----------

Cash - end of year                                           $     7,721     $    30,524     $   259,861
                                                             ===========     ===========     ===========



                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.   FORMATION AND OPERATION OF PARTNERSHIP:
     --------------------------------------

     Realmark Property Investors Limited Partnership-II (the "Partnership"), a Delaware Limited Partnership, was formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments.

     In September 1982, the Partnership commenced the public offering of units of limited partnership interest. On August 31, 1983 the offering was concluded, at which time 10,000 units of limited partnership interest were outstanding. The General Partners are Realmark Properties, Inc., a wholly-owned subsidiary of J.M. Jayson & Company, Inc. and Mr. Joseph M. Jayson, the sole shareholder of J.M. Jayson & Company, Inc. (JMJ). Under the partnership agreement, the General Partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership. (See Note
8).

     The Partnership agreement also provides that distribution of funds, revenues, and costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the Limited Partners and 3% to the General Partners. Net income or loss and proceeds arising from a sale or refinancing shall be distributed first to the limited partners in amounts equivalent to a 7% return of their average adjusted capital balances, plus an amount equal to their capital contributions. Second, to Realmark Properties, Inc. an amount equivalent to 5% of their average adjusted capital balance. Third, to all partners, an amount equal to their respective positive capital account balances and the remainder, if any, in the ratio of 86% to the limited partners and 14% to the general partners.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     (a)  Use of  Estimates
          -----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
     ---------------------------------------------------

      (b)   Property and Depreciation
            -------------------------

     Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, and totaled $309,806, $405,312 and $384,466 for the years ended December 31, 1996, 1995 and 1994, respectively. The useful lives of the Partnership's assets range from 15 to 25 years. Expenditures for maintenance and repairs are expensed as incurred, major renewals and betterments are capitalized. The Accelerated Cost Recovery System or Modified Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes. See Footnote 3 for further discussion.

     (c)  Rental Income
          -------------

     Rental income is recognized on the straight line method over the terms of the leases. The outstanding leases with respect to rental properties owned are for terms of no more than one year for residential properties and no more than five years for commercial buildings.

     (d)  Cash
          ----

     For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

     (e)  Cash-Security Deposits
          ----------------------

     Cash-security deposits represents cash on deposit in accordance with terms of a U.S. Department of Housing and Urban Development (HUD) regulatory agreement for Multi-Family Housing Projects under Section 223(f).

     (f)  Escrow Deposits
          ---------------

     Escrow deposits represent cash which is restricted for the payment of property taxes or for repairs and replacements in accordance with the mortgage agreement.

     (g)  Mortgage Costs
          --------------

     Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the terms of the respective mortgages.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
     ---------------------------------------------------

     (h)  Investment in Unconsolidated Joint Ventures
          -------------------------------------------

     The  Partnership's  investment in Research  Triangle  Industrial  Park West
Associates   Joint  Venture  and  Research   Triangle  Land  Joint  Venture  are
unconsolidated joint ventures which are accounted for on the equity method.

     (i)  Minority interest in consolidated Joint Venture
          -----------------------------------------------

     The minority interest in a consolidated joint venture formed to operate Foxhunt Apartments is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses.


3.   ACQUISITION AND DISPOSITION OF RENTAL PROPERTY:
     ----------------------------------------------

     In December 1983, the Partnership acquired an office park (Northwind) located in East Lansing, Michigan for a purchase price of $3,876,410, which included $285,713 in acquisition fees. In 1984 the carrying value of the property was increased for additional acquisition fees of $123,950.

     In January 1984, the Partnership acquired a 120 unit apartment complex (Colony of Kettering) located in Kettering, Ohio for a purchase price of $2,769,650 which included $197,032 in acquisition fees.

     In February 1984, the Partnership acquired a 250 unit apartment complex (Fox Hunt Apartments) located in Kettering, Ohio for a purchase price of $5,702,520, which included $455,637 in acquisition fees.

     In December 1986, the Partnership sold Colony of Kettering for a sale price of $3,850,000 which generated a total net gain for financial statement purposes of $1,482,290. For income tax purposes, the gain was recognized under the installment method.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


3.   ACQUISITION AND DISPOSITION OF RENTAL PROPERTY (Con't.):
     -------------------------------------------------------

     In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Foxhunt Apartments with a carrying amount of $2,886,577. Foxhunt incurred a net loss of $129,931 for the year ended December 31, 1996. Management has determined that a sale of the property is in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $7.4 million.

     Financial Accounting Standards Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1996 totaled approximately $93,000.


4.   INVESTMENT IN JOINT VENTURES:
     ----------------------------

     Unconsolidated Joint Ventures:
     -----------------------------

     In December 1983, the Partnership entered into an agreement with Adaron Group ("Adaron") and formed Research Triangle Industrial Park West Associates Joint Venture (the Joint Venture), the primary purpose of which was to construct office/warehouse distribution buildings as income producing property. Under the terms of the joint venture agreement, the Partnership was to provide the majority of the capital required for the purchase of land and completion of the Joint Venture's development, while Adaron, the other joint venturer, was to provide development supervision and management services.

     The initial phase of development ("Phase I") which was sold in June 1987, included an office distribution building containing a total of 101,000 gross square feet, and one office building containing 42,000 gross square feet. The purchaser of the property was not affiliated with either Joint Venturer. The Partnership received approximately $2,300,000 in proceeds from the sale, and in July 1987, these proceeds were distributed to the limited partners.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.   INVESTMENT IN JOINT VENTURES (Con't.):
     -------------------------------------

     On August 20, 1992, Realmark Property Investors Limited Partnership VI A, (RPILP VI A) purchased Adaron's joint venture interest, acquiring substantially all of the rights and claims previously held by Adaron. Ownership of the joint venture is now divided equally between the Partnership and RPILP VI A. The original Joint Venture agreement with Adaron provided that the Partnership will be allocated 95% of any income received or loss incurred during Phase I and 50% of any income received or loss incurred during Phase II.

     Net cash flow from the Joint Venture is to be distributed as follows:

     To the Partnership until it has received a return of 8% (10.25% prior to September 1986) per annum on the amount of capital contributed by the Partnership. To the extent such return is not received from year to year, it will accrue and be paid from the next available cash flow; to the other Joint Venturer, up to an amount equal to that paid to the Partnership. No amount will be accrued in favor of the other investor; any remaining amount will be distributed 60% to the other Joint Venturer and 40% to the Partnership.

     To the extent there are net proceeds from any sale or refinancing of the subject property, said net proceeds will be payable first to the Partnership to the extent the 8% (10.25% prior to September 1986) per annum return on its invested capital is unpaid. Any additional net proceeds will be payable to the Partnership until it has received an amount equal to its capital contributions, reduced by any prior distribution of sale or refinancing proceeds. Thereafter, any remaining net proceeds will be divided 50% to the Partnership and 50% to the other Joint Venturer.

     A summary of combined assets, liabilities, and equity of the joint ventures as of December 31, 1996 and 1995 and the results of its operations for the years ended December 31, 1996, 1995, and 1994 follows:

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.   INVESTMENT IN JOINT VENTURES (Con't.):
     -------------------------------------
                        RESEARCH TRIANGLE INDUSTRIAL PARK
                                 JOINT VENTURES
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

Assets                                                 1996             1995
------                                             -----------      -----------

Cash and cash equivalents                          $   745,127      $    92,150
Property, net of accumulated depreciation            1,601,125        2,026,955
Accounts receivable - affiliates                          --            322,212
Other                                                  317,913          426,113
                                                   -----------      -----------

Total Assets                                         2,664,165        2,867,430
                                                   ===========      ===========


Liabilities and Partners' Deficit

Liabilities:
  Notes payable                                      4,996,884        5,073,225
  Accounts payable - affiliates                         37,406             --
  Accounts payable and accrued expenses                 96,443          169,665
                                                   -----------      -----------
Total liabilities                                    5,130,733        5,242,890
                                                   -----------      -----------

Partners' Deficit:
  The Partnership                                   (1,133,867)      (1,088,315)
  Other investors                                   (1,332,701)      (1,287,145)
                                                   -----------      -----------
Total Partners' Deficit                             (2,466,568)      (2,375,460)
                                                   -----------      -----------

Total Liabilities and Partners' Deficit            $ 2,664,165      $ 2,867,430
                                                   ===========      ===========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.   INVESTMENT IN JOINT VENTURES (Con't.):
     -------------------------------------

                        RESEARCH TRIANGLE INDUSTRIAL PARK
                                 JOINT VENTURES
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                        1996            1995           1994
                                    -----------     -----------     -----------
Income:
  Rental                            $ 1,029,367     $   946,046     $   914,129
  Interest                                  763             431             710
                                    -----------     -----------     -----------

  Total Income                        1,030,130         946,477         914,839
                                    -----------     -----------     -----------

Expenses:
  Administrative:
    Paid to affiliates                   58,987          63,527          72,416
    Other                                12,352             226           2,614
  Depreciation and amortization         500,228         510,653         507,664
  Interest                              436,685         440,630         448,795
  Property operations                   112,982         117,319         116,828
                                    -----------     -----------     -----------

  Total Expenses                      1,121,234       1,132,355       1,148,317
                                    -----------     -----------     -----------

Net loss                                (91,104)       (185,878)       (233,478)
                                    ===========     ===========     ===========

Allocation of net loss:
  The Partnership                       (45,552)        (92,939)       (116,739)
  Other investors                       (45,552)        (92,939)       (116,739)
                                    -----------     -----------     -----------

Total                               $   (91,104)    $  (185,878)    $  (233,478)
                                    ===========     ===========     ===========


     A reconciliation of the investments in Research Triangle Industrial Park Joint Ventures:

                                                        1996            1995            1994
                                                    -----------     -----------     -----------
Investment in joint venture at beginning of year    $(1,088,315)    $  (895,376)    $  (678,637)
Allocated loss                                          (45,552)        (92,939)       (116,739)
Distribution from joint venture                            --          (100,000)       (100,000)
                                                    -----------     -----------     -----------

Investment in joint venture at end of year          $(1,133,867)    $(1,088,315)    $  (895,376)
                                                    ===========     ===========     ===========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.   INVESTMENT IN JOINT VENTURES (Con't.):
     -------------------------------------

     On August 20, 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the Joint Venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. The joint venture has no outstanding debt at December 31, 1996 and 1995.

     In 1994, engineering and surveying costs in the amount of $20,484 were capitalized as part of the cost of land. The book value of the land joint venture as of December 31, 1996, 1995 and 1994 was $432,984. The only operations of the joint venture is the payment of real estate taxes and insurance premiums for this vacant piece of land. Payment of these bills is to be divided equally between the Partnership and Adaron.

     Bills paid entirely by one joint venturer will be reflected through a receivable or payable on the Partnership books. There was a $243 receivable from Adaron and a $243 payable to an affiliate of the Partnership as of December 31, 1996 representing premiums on the 1996 insurance policy. There were no such receivables or payables as of December 31, 1995 and 1994.

     The total capital of the joint venture of $432,982 as of December 31, 1996 and $447,624 as of December 31, 1995 and 1994 is divided equally between the Partnership and Adaron. The Partnership's capital of $216,491 as of December 31, 1996 and $223,812 as of December 31, 1995 and 1994 is included in the Investment in Joint Ventures on the balance sheet. The Partnership's share of expenses not previously billed by Adaron, totaling $7,321, were allocated to the Partnership in the current year. All payments made by each joint venturer are considered capital contributions. Such contributions are offset by the allocated loss from such payments. A cumulative adjustment was made in 1996 to adjust capital accounts to actual.

     Minority Interest in Consolidated Joint Venture:

     On September 21, 1991, the Partnership entered into an agreement and formed a Joint Venture with Realmark Property Investors Limited Partnership VI A (RPILP VI A) and Realmark Property Investors Limited Partnership VI B (RPILP VI B). The Joint Venture was formed for the purpose of operating the Foxhunt Apartments owned by the Partnership. Under the terms of the Joint Venture Agreement, RPILP VI A contributed $390,000 and RPILP VI B contributed $1,041,568 to buy out the wraparound promissory note on the property. The Partnership contributed the property net of the first mortgage.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.   INVESTMENT IN JOINT VENTURES (Con't.):
     -------------------------------------

     Minority Interest in Consolidated Joint Venture (Con't.):

     The original Joint Venture agreement provided that any income, loss, gain, cash flow, or sales proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI A and 26.82% to RPILP VI B. On April 1, 1992, utilizing proceeds from a HUD mortgage refinancing, the Partnership bought out RPILP VI A's interest, while RPILP VI B's ownership interest was decreased to 11.5%. The net loss of the Joint Venture from September 27, 1991, date of inception, through December 31, 1996 has been allocated to the minority interests in accordance with the agreement and has been recorded as a reduction of their capital contributions.

     A reconciliation of the minority interest share in the Foxhunt Joint Venture is as follows:


                                                             RPILP VI B
                                                           ------------
           Balance at January 1, 1994                      $    436,698

           Allocated loss                                       (19,538)
                                                           ------------
           Balance at December 31, 1994                         417,160

           Allocated loss                                       (31,098)
                                                           ------------
           Balance at December 31, 1995                         386,062

           Allocated loss                                       (14,942)
                                                           ------------
           Balance at December 31, 1996                    $    371,120
                                                           ============



5.   MORTGAGES AND NOTES PAYABLE:
     ---------------------------

     The Partnership has the following mortgages payable:

     Northwind Office Park
     ---------------------

     A mortgage with a carrying amount of $663,562 and $742,304 at December 31, 1996 and 1995, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due in December 2002.

     A mortgage with a carrying amount of $314,481 and $343,099 at December 31, 1996 and 1995, respectively, bearing interest at 9%. The mortgage provides for annual principal and interest payments at $57,936, payable in equal monthly installments with the remaining balance originally due in September 1995. No extension has been granted and the loan is currently callable on demand.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


5.   MORTGAGES AND NOTES PAYABLE (Con't.):
     ------------------------------------

     Foxhunt Apartments
     ------------------

     A U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage with a balance of $4,528,289 and $4,555,681 at December 31, 1996 and 1995, respectively, bearing interest at 9%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in March 2027.

     The mortgage is subject to a HUD regulatory agreement which places certain restrictions on the operation of the Partnership. As of December 31, 1996, the Partnership was not in compliance with several of these regulations including those restricting commingling of funds.

     Other
     -----

     A demand note with a balance of $8,531 at December 31, 1996. Monthly principal and interest payments are scheduled for $9,000.

     The aggregate maturities of mortgages and note payable for each of the next five years and thereafter are as follows:


      Year                                    Amount

      1997                                  $  439,747
      1998                                     128,394
      1999                                     141,220
      2000                                     155,328
      2001                                     170,847
      Thereafter                             4,479,327
                                            ----------

      TOTAL                                 $5,514,863
                                            ==========


     The mortgages and note are secured by substantially all of the properties of the partnership.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


7.   FAIR VALUE OF FINANCIAL INSTRUMENTS:
     -----------------------------------

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, deposits held in trust, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the nature of these instruments.

     The fair value of the mortgages payable of Northwind, with carrying values of $663,562 and $314,481, and the mortgage payable of Foxhunt, with a carrying value of $4,528,289, cannot be determined because it is uncertain if comparable mortgages could be obtained in the current market due to the poor occupancy at Northwind and the fact that Castle Dore's mortgage payable is insured by the Department of Housing and Urban Development (HUD). See Note 6 for a description of the terms of the mortgages payable.

8.   RELATED PARTY TRANSACTIONS:
     --------------------------

     Management fees for the management of Partnership properties are paid to an affiliate of the General Partners. The management agreement provides for a management fee of 5% of the gross monthly rental receipts of each complex. This fee was $87,188, $95,603 and $92,451 for the years ended December 31, 1996, 1995 and 1994, respectively.

     According to the terms of the partnership agreement, Realmark Properties, Inc. is entitled to a continuing partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the receipt by the limited partners of a noncumulative annual cash return equal to 7% of the average of their adjusted capital contributions (as defined in the partnership agreement). No such fees were paid or accrued for the years ended December 31, 1996, 1995 and 1994.

     Accounts receivable-affiliates totaled $0 and $146,238 as of December 31, 1996 and 1995, respectively.

     Computer service charges for the partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $4,560, $4,560 and $5,760 for the years ended December 31, 1996, 1995 and 1994.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


8.   RELATED PARTY TRANSACTIONS (Con't.):
     -----------------------------------

     Pursuant to the terms of the partnership agreement, the Corporate General partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses as payroll, legal, rent, depreciation, printing, mailing, travel and communication costs related to Partnership accounting, partner communication and relations, and property marketing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. These charges totaled $84,438, $151,075 and $145,306 in 1996, 1995 and 1994, respectively.

     The General Partners are allowed to collect property disposition fees upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of a cumulative amount equal to their capital contributions. Since the conditions discussed above have not been met, no fee has been paid or accrued on the sale of properties to date.


9.   INCOME TAXES:
     ------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


9.   INCOME TAXES (Con't.):
     ---------------------

     The reconciliation of net loss for the years ended December 31, 1996, 1995 and 1994, as reported in the statement of operations, and as would be reported for tax return purposes is as follows:

                                                       1996         1995         1994
                                                     ---------    ---------    ---------
Net loss -
  Statement of operations                            $(418,777)   $(731,183)   $(715,944)

Add to (deduct) from:
  Difference in depreciation                           (78,980)     (62,733)    (132,349)

  Difference in amortization of loan discount             --          2,218          826
  Basis difference in investment in joint ventures     115,578      193,182      174,316
  Other                                                (54,952)        --        (47,606)
  Allowance for doubtful accounts                       27,558       41,403        5,998
                                                     ---------    ---------    ---------

Net loss - tax return purposes                       $(409,573)   $(557,113)   $(714,759)
                                                     =========    =========    =========



     The reconciliation of Partners' Capital (Deficit) for the years ended December 31, 1996, 1995 and 1994, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                   1996           1995           1994
                                               -----------    -----------    -----------
Partners' Capital (Deficit) -                  $(1,653,694)   $(1,234,917)   $  (435,694)
  Balance Sheet

Add to (deduct from):
  Accumulated difference in depreciation        (3,827,219)    (3,748,239)    (3,685,506)

  Accumulated amortization of discounts
    on mortgage payables                         1,208,424      1,208,424      1,206,206

  Syndication fees                               1,133,176      1,133,176      1,133,176
  Allowance for doubtful accounts                  113,009         85,451         44,048
  Gain on sale of property                        (561,147)      (561,147)      (561,147)
  Other                                           (102,558)       (47,606)       (47,606)
  Difference in investment in joint ventures       578,490        462,912        269,730
                                               -----------    -----------    -----------

Partners' Deficit - tax return purposes        $(3,111,519)   $(2,701,946)   $(2,076,793)
                                               ===========    ===========    ===========




               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


10.  LEASES

     All residential property rental agreements are for a duration of less than one year. In connection with the operation of its commercial properties, the Partnership has entered into numerous operating leases with terms from 1 to 5 years. Future rentals to be received on noncancelable operating leases with terms of more than one year are as follows:






          1997                    $  371,178
          1998                       127,492
          1999                        49,081
          2000                        19,944
                                  ----------

          TOTAL                   $  567,695
                                  ==========



          ______________________________________________________________________



11.  GOING CONCERN CONSIDERATIONS
     ----------------------------

     On May 5, 1992, the Partnership obtained a mortgage guaranteed by the Department of Housing and Urban Development (HUD). The mortgage is subject to a HUD regulatory agreement which places restrictions on the operations of the Partnership. As of December 31, 1996 the partnership was not in compliance with several of these regulations.

     The consequences of the noncompliance with these restrictions could include HUD-imposed sanctions such as fines or interest charges. Additionally, the violation of the regulatory agreement could be deemed an event of default by the mortgagor, and HUD could possibly take over as holder of the mortgage.

     The Partnership's mortgage on Northwind Office park was originally due in September 1994. A temporary extension on this loan was granted until September 1995. However, no further extension has been granted to the Partnership. The loan is currently callable on demand. The Corporate General Partner is continuing efforts to refinance or restructure this loan.

     Because of the uncertainty surrounding default on the HUD guaranteed mortgage, refinancing of the Northwind Office Park mortgage, and the
Partnership's recurring losses from operations and partners' deficit, substantial doubt exists about the Partnership's ability to continue as a going concern.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


11.  GOING CONCERN CONSIDERATIONS (Con't.)
     -------------------------------------

     Management is continuing its efforts to reduce expenses, increase rents and implement actions to obtain appropriate refinancing. In addition, management is currently negotiating a sale of the assets of the Foxhunt Apartments as discussed in Footnote 3, and has responded to HUD regarding the aforementioned noncompliance including its intentions to remedy the situation.


12.  SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
     ----------------------------------------------

                                          1996           1995          1994
                                          ----           ----          ----

Cash paid for interest                 $ 508,311       $ 520,629      $ 578,046
                                       ==========      ==========     ==========


13.  RECLASSIFICATIONS
     -----------------

     Certain reclassifications have been made to 1994 and 1995 balances to conform to the classifications used for 1996 balances.

14.  CONTINGENCIES
     -------------

     Included in Accounts Payable and Accrued Expenses on the balance sheet are delinquent taxes and interest on Northwind Office Park for the years 1994 and 1995 totaling approximately $93,500 and $27,500, respectively. The property is scheduled to go into tax sale on May 6, 1997 should the taxes not be paid. The result of such tax sale could be substantial penalties or the potential loss of the property.

SCHEDULE II


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                        VALUATION AND QUALIFYING ACCOUNTS
              For The Years Ended December 31, 1996, 1995 and 1994

                                                    Additions     Charged to
                                    Balance        Charged to      Other                            Balance
                                   Beginning        Cost and      Described      Deductions        at End of
             Description           of Period        Expenses      Accounts       Described         Period (1)
Year ended December 31, 1995
  Unamortized discounts on
  mortgage payable                 $      2,218     $       -     $       -      $       2,218      $       -
                                   =============    ===========   ============   =============      ============

Year ended December 31, 1994
  Unamortized discounts on
  mortgage payable                 $     23,828     $       -     $       -      $     21,610 $(2)   $   2,218
                                   =============    ===========   ============   =============      ============




(1)  Discounts to be amortized over remaining terms of the respective mortgages.
(2)  Amortization of discounts charged to operations during the year.

SCHEDULE III

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

                                  Initial Cost to                Cost
                                    Partnership               Capitalized
  Property                  ------------------------          Subsequent to        (5)
 Description      Encumbrances      Land      Buildings        Acquisition     Retirements

Northwind
 Office Park
 E. Lansing, MI   $   978,043  $   460,515  $   3,415,895       $ 453,073       $      -


Foxhunt
 Apartments
 Kettering, OH      4,528,289      387,500      4,890,020         148,150              -
                  -----------  -----------  -------------       ---------       ----------

                  $ 5,506,332  $   848,015  $   8,305,915       $ 601,223       $      -
                  ===========  ===========  =============       =========       ==========
Research
 Triangle JV
 Research
 Triangle, NC     $ 4,996,884  $   750,612  $   4,920,738       $   9,329       $ (412,500)


Research Triangle
 Land JV
 Research
 Triangle, NC           -          412,500         -               20,484          -
                  -----------  -----------   ------------       ---------       ----------

                  $ 4,996,884  $ 1,163,112   $   4,920,738      $  29,813       $ (412,500)
                  ===========  ===========   =============      ==========      ==========
_____________________________________________________________________________________________________________________

                                                                                                    Life on
                                                                                                      Which
                              Gross amounts at which                                               Depreciation
                            Carried at Close of Period                                              in Latest
                   ---------------------------------------------                                    Statement
                                                               (3)(6)         Date                      of
  Property                                     (1)(2)        Accumulated       of          Date     Operations
 Description         Land      Buildings       Total         Depreciation  Construction  Acquired   is Computed
Northwind
 Office Park
 E. Lansing, MI    $ 460,515   $3,868,968  $  4,329,483     $ 2,023,223       1973         12/83   15 - 25 Years


Foxhunt
 Apartments
 Kettering, OH       387,500    5,038,170      5,425,670      2,539,094       1972         02/84   15 - 25 Years
                   ---------   ----------- -------------    -----------

                   $ 848,015   $ 8,907,138   $ 9,755,153    $ 4,562,317
                   =========   =========== =============    ===========

Research
 Triangle JV
 Research
 Triangle, NC      $ 338,112   $4,930,067  $  5,268,179     $ 3,667,054       1985         12/83   15 - 25 Years


Research Triangle
 Land JV
 Research
 Triangle, NC        432,982      -             432,982         -              -           08/92   15 - 25 Years
                   ---------   ----------  ------------     -----------

                   $ 771,094   $4,930,067  $  5,701,161     $ 3,667,054
                   =========   ==========  ============     ===========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996


(1)   Cost for Federal income tax purposes is $9,755,153.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1996, 1995 and 1994 follows:


                                                 Partnership Properties
                                           1996           1995           1994
                                        ----------     ----------     ----------

Balance at beginning of period          $9,749,156     $9,718,046     $9,658,922
Additions                                    5,997         31,110         59,124
Dispositions                                  --             --             --
                                        ----------     ----------     ----------
Balance at end of period                $9,755,153     $9,749,156     $9,718,046
                                        ==========     ==========     ==========


                                                 Joint Venture Property
                                           1996           1995           1994
                                        ----------     ----------     ----------

Balance at beginning of period          $5,691,834     $5,691,834     $5,671,350
Additions                                    9,327           --           20,484
Dispositions                                  --             --             --
                                        ----------     ----------     ----------
Balance at end of period                $5,701,161     $5,691,834     $5,691,834
                                        ==========     ==========     ==========



(3) A reconciliation of accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 follows:

                                                 Partnership Properties
                                           1996           1995           1994
                                        ----------     ----------     ----------

Balance at beginning of period          $4,252,511     $3,847,199     $3,462,733
Additions charged to cost and expenses
  during the period                        309,806        405,312        384,466
                                        ----------     ----------     ----------
Balance at end of period                $4,562,317     $4,252,511     $3,847,199
                                        ==========     ==========     ==========


                                                 Joint Venture Property
                                           1996           1995           1994
                                        ----------     ----------     ----------

Balance at beginning of period          $3,231,895     $2,797,047     $2,362,200
Additions charged to cost and expenses
  during the period                        435,159        434,848        434,847
                                        ----------     ----------     ----------
Balance at end of period                $3,667,054     $3,231,895     $2,797,047
                                        ==========     ==========     ==========


(4)   Balance applies entirely to buildings.

(5)   Land transfer to Research Triangle Land Joint Venture.

(6) The life on which depreciation is computed in latest statement of operations is 25 years.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II


      By: /s/ Joseph M. Jayson                             3/28/97
         -------------------------------------------       ---------------
            JOSEPH M. JAYSON,                              Date
            Individual General Partner


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: /s/ Joseph M. Jayson                              3/28/97
         --------------------------------------------       ---------------
            JOSEPH M. JAYSON, President                     Date
            Principal Executive Officer and Director

          /s/ Michael J. Colmerauer                         3/28/97
         --------------------------------------------       ---------------
            MICHAEL J. COLMERAUER,                          Date
            Secretary

            Supplemental Information to be Furnished with Reports Filed Pursuant
            --------------------------------------------------------------------
      to  Section  15(d) of the Act by  Registrants  Which  Have Not  Registered
      --------------------------------------------------------------------------
      Securities Pursuant to Section 12 of the Act.
      ---------------------------------------------

            The Form 10-K is sent to security holders. No other annual report is distributed. No proxy statement, form of proxy or other proxy soliciting material was sent to any of the registrant's security holders with respect to any annual or other meeting or security holders.