Form 10-Q
period 1997-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1997-05-19
CIK 704165

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

As of March 31, 1997, the issuer had 10,000 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------

                  Balance Sheets -
                           March 31, 1997 and December 31, 1996             3

                  Statements of Operations -
                           Three Months Ended March 31, 1997 and 1996       4

                  Statements of Cash Flows -
                           Three Months Ended March 31, 1997 and 1996       5

                  Statements of Partners' (Deficit) -
                           Three Months Ended March 31, 1997 and 1996       6

                  Notes to Financial Statements                          7 - 17


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  ----------------------------------
                  OPERATIONS                                            18 - 19
                  ----------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                   (Unaudited)

                                                          March 31,    December 31,
                                                            1997           1996
                                                            ----           ----
ASSETS

Property, at cost:
     Land                                              $    848,015    $    848,015
     Buildings and improvements                           8,907,138       8,907,138
     Furniture and fixtures                                 425,000         425,000
                                                       ------------    ------------
                                                         10,180,153      10,180,153
     Less accumulated depreciation                        5,032,308       4,987,317
                                                       ------------    ------------
          Property, net                                   5,147,845       5,192,836

Cash                                                           --             7,721
Cash - security deposits                                     69,572          50,510
Escrow deposits                                             312,326         259,109
Accounts receivable, net of allowance for doubtful
     accounts of $125,129 and $125,129, respectively          9,764           6,423
Accounts receivable - affiliates                               --              --
Mortgage costs, net of accumulated
     amortization of $90,558 and $89,944                    251,838         253,937
Other assets                                                 30,582          36,120
                                                       ------------    ------------

           Total Assets                                $  5,821,927    $  5,806,656
                                                       ============    ============

LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Cash overdraft                                    $    170,907    $       --
     Mortgages payable                                    5,478,964       5,514,863
     Accounts payable and accrued expenses                  351,441         526,132
     Accrued interest                                        49,255          49,080
     Security deposits and prepaid rents                    101,383          81,779
                                                       ------------    ------------
           Total Liabilities                              6,151,950       6,171,854
                                                       ------------    ------------

Losses of unconsolidated joint ventures
     in excess of investment                                918,987         917,376
                                                       ------------    ------------

Minority interest in consolidated
     joint venture                                          447,034         371,120
                                                       ------------    ------------

Partners' (Deficit):
     General partners                                      (211,637)       (210,366)
     Limited partners                                    (1,484,407)     (1,443,328)
                                                       ------------    ------------
          Total Partners' (Deficit)                      (1,696,044)     (1,653,694)
                                                       ------------    ------------

          Total Liabilities and Partners' (Deficit)    $  5,821,927    $  5,806,656
                                                       ============    ============


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                       Three Months Three Months
                                                            Ended       Ended
                                                          March 31,   March 31,
                                                            1997         1996
                                                            ----         ----

Income:
     Rental                                              $ 472,033    $ 438,606
     Interest and other income                              11,608       26,448
                                                         ---------    ---------
     Total income                                          483,641      465,054
                                                         ---------    ---------

Expenses:
     Property operations                                   194,394      277,821
     Interest                                              124,748      128,219
     Depreciation and amortization                          47,091       98,831
     Administrative:
          Paid to affiliates                                39,418       24,007
          Other                                             42,816       49,404
                                                         ---------    ---------
     Total expenses                                        448,467      578,282
                                                         ---------    ---------

Income (loss) before allocated loss from joint venture
     and loss allocated to minority interest                35,174     (113,228)

Allocated loss from joint venture                           (1,611)     (20,774)

(Income) loss allocated to minority interest               (75,914)      14,282
                                                         ---------    ---------

Net loss                                                 $ (42,350)   $(119,719)
                                                         =========    =========

Loss per limited partnership unit                        $   (4.11)   $  (11.61)
                                                         =========    =========

Distributions per limited partnership unit               $    --      $    --
                                                         =========    =========

Weighted average number of
     limited partnership units
     outstanding                                            10,000       10,000
                                                         =========    =========





                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)
                                                       Three Months Three Months
                                                            Ended       Ended
                                                          March 31,   March 31,
                                                            1997         1996
                                                            ----         ----
Cash flow from operating activities:
     Net loss                                            $ (42,350)   $ 119,719)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                          47,091       98,831
     Loss from joint venture                                 1,611       20,774
     Minority interest share of net income (loss)           75,914      (14,282)
Changes in operating assets and liabilities:
     Cash - security deposits                              (19,062)        (222)
     Escrow deposits                                       (53,217)     (40,240)
     Accounts receivable                                    (3,341)       4,638
     Other assets                                            5,538       18,732
     Accounts payable and accrued expenses                (174,691)      (4,828)
     Accrued interest                                          175         --
     Security deposits                                      19,604       26,277
                                                         ---------    ---------
Net cash (used in) operating activities                   (142,729)     (10,039)
                                                         ---------    ---------

Cash flow from investing activities:
     Accounts receivable - affiliates                         --         12,925
     Capital expenditures                                     --           --
     Distributions from joint venture                         --           --
                                                         ---------    ---------
Net cash (used in) provided by investing activities           --         12,925
                                                         ---------    ---------

Cash flows from financing activities:
     Cash overdraft                                        170,907         --
     Principal payments on mortgages and notes             (35,899)     (32,409)
     Distributions to partners                                --           --
                                                         ---------    ---------
Net cash provided by (used in) financing activities        135,008      (32,409)
                                                         ---------    ---------

(Decrease) in cash                                          (7,721)     (29,523)

Cash - beginning of period                                   7,721       30,524
                                                         ---------    ---------

Cash - end of period                                     $    --      $   1,001
                                                         =========    =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                              $ 124,573    $ 128,219
                                                         =========    =========
                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                        STATEMENTS OF PARTNERS' (DEFICIT)
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                        General           Limited Partners
                                       Partners      --------------------------
                                        Amount          Units         Amount
                                        ------          -----         ------

Balance, January 1, 1996             $  (197,803)         10,000    $(1,037,114)

Distributions to partners                   --              --             --

Net loss                                  (3,592)           --         (116,128)
                                     -----------     -----------    -----------

Balance, March 31, 1996              $  (201,395)         10,000    $(1,153,242)
                                     ===========     ===========    ===========


Balance, January 1, 1997             $  (210,366)         10,000    $(1,443,328)

Distributions to partners                   --              --             --

Net loss                                  (1,271)           --          (41,079)
                                     -----------     -----------    -----------

Balance, March 31, 1997              $  (211,637)         10,000    $(1,484,407)
                                     ===========     ===========    ===========






















                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


1.    GENERAL PARTNER'S DISCLOSURE
      ----------------------------

      In the opinion of the General Partners of Realmark Property Investors Limited Partnership II, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the three months ended March 31, 1997 and 1996 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

2.    FORMATION AND OPERATION OF PARTNERSHIP
      --------------------------------------

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


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

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

      ------------------------------------------------------

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


4.    ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
      ----------------------------------------------

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

      In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Foxhunt Apartments with a carrying amount of $2,886,577. Management has determined that a sale of the property is in the best interest of the investors. As of March 31, 1997, the agreement, with an anticipated sales price of $7.4 million, was canceled by the buyer.

      ----------------------------------------------------------

      Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the three months ended March 31, 1997 totaled approximately $46,500.


5.    INVESTMENT IN JOINT VENTURES
      ----------------------------

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

      ----------------------------------------

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

      On August 20, 1992, the Partnership entered into an agreement with Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop land on the site of Research Triangle. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture is shown at cost of $412,500. This joint venture had no operations and limited expenses, including real estate taxes and insurance expense, for the three month period ended March 31, 1997.

      A summary of the combined assets, liabilities and equity of the joint venture as of March 31, 1997 and December 31, 1996, and the results of its operations for the three month periods ended March 31, 1997 and 1996 are as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                              March 31,    December 31,
                                                                1997           1996
                                                                ----           ----
ASSETS

Cash and cash equivalents                                   $   768,972    $   745,127
Property, net of accumulated depreciation                     1,492,258      1,601,125
Other assets                                                    320,225        317,913
                                                            -----------    -----------

                 Total Assets                               $ 2,581,455    $ 2,664,165
                                                            ===========    ===========



LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Notes payable                                          $ 4,976,751    $ 4,996,884
     Accounts payable - affiliates                               23,822         37,406
     Accounts payable and accrued expenses                       50,670         96,443
                                                            -----------    -----------
                 Total Liabilities                            5,051,243      5,130,733
                                                            -----------    -----------

Partners' (Deficit):
     General partners                                        (1,135,478)    (1,133,867)
     Other investors                                         (1,334,311)    (1,332,701)
                                                            -----------    -----------
                Total Partners' (Deficit)                    (2,469,789)    (2,466,568)
                                                            -----------    -----------

                Total Liabilities and Partners' (Deficit)   $ 2,581,455    $ 2,664,165
                                                            ===========    ===========

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996

                                                     Three Months   Three Months
                                                        Ended          Ended
                                                      March 31,      March 31,
                                                         1997           1996
                                                         ----           ----

Income:
     Rental                                          $ 246,104        $ 242,961
     Interest and other income                           1,448              140
                                                     ---------        ---------
     Total income                                      247,552          243,101
                                                     ---------        ---------

Expenses:
     Property operations                                12,436           17,074
     Interest                                          107,553          127,659
     Depreciation and amortization                     113,867          109,347
     Administrative                                     16,917           30,568
                                                     ---------        ---------
     Total expenses                                    250,773          284,648
                                                     ---------        ---------

Net loss                                             $  (3,221)       $ (41,547)
                                                     =========        =========


Allocation of net loss:
     The Partnership                                 $  (1,611)       $ (20,774)
     Other investors                                    (1,610)         (20,773)
                                                     ---------        ---------

                                                     $  (3,221)       $ (41,547)
                                                     =========        =========


A reconciliation of the investments in Research  Triangle  Industrial Park Joint
Ventures:

Investment in Joint Venture at beginning of period  $(1,133,867)
Allocated loss                                           (1,611)
                                                    -----------

Investment in Joint Venture at end of period        $ (1,135,478)
                                                    ============

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

      The original joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI-A and 26.82% to RPILP VI-B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP VI-A's interest and decreased RPILP VI-B's ownership interest to 11.5%. The net income/loss of the joint venture from the date of inception through March 31, 1997 has been allocated to the minority interests in accordance with the agreements and has been recorded as an addition/reduction to their capital contributions.

      A reconciliation of the minority interests share in the Foxhunt Joint Venture is as follows:

         Balance, January 1, 1997                             $ 371,120
         Allocated income                                         9,864
                                                              ---------
         Balance, March 31, 1997                              $ 380,984
                                                              =========


 6.    MORTGAGES AND NOTES PAYABLE
       ---------------------------

      Northwind Office Park
      ---------------------

      A mortgage with a balance of $642,473 and $723,330 at March 31, 1997 and 1996, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due December 2002.

      A mortgage with a balance of $306,912 and $336,284 at March 31, 1997 and 1996, respectively, bearing interest at 9.00%. The mortgage provides for annual principal and interest payments of $57,936, payable in equal monthly installments with the remaining balance originally due September 1995. The Partnership has not been granted an extension and therefore the loan is currently callable on demand.

      ---------------------------------------

      Foxhunt Apartments
      ------------------

      A mortgage with a balance of $4,521,048 and $4,549,062 at March 31, 1997 and 1996, respectively, bearing interest at 9.00%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in March 2027.

      The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

                   Year                                       Amount
                   ----                                       ------

                   1997                                       $     439,747
                   1998                                             128,394
                   1999                                             141,220
                   2000                                             155,328
                   2001                                             170,847
                   Thereafter                                     4,479,327
                                                              -------------

                   TOTAL                                      $   5,514,863
                                                              =============


7.    RELATED PARTY TRANSACTIONS
      --------------------------

      Management fees for the management of Partnership properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $23,698 and $16,500 for the three months ended March 31, 1997 and 1996, respectively.

      According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the three months ended March 31, 1997 and 1996.

      Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $1,140 and $915 for the three months ended March 31, 1997 and 1996, respectively.

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

8.    INCOME TAXES
      ------------

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

      ------------------------

      The reconciliation of net loss for the three month periods ended March 31, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                      March 31,      March 31,
                                                         1997           1996
                                                         ----           ----
         Net loss -
              Statement of operations               $ (  42,350)    $  (119,719)
         (Add to)  deduct from:
              Difference in depreciation               ( 19,745)       ( 15,683)
              Difference in amortization of
              loan discount                                -                555
              Allowance for doubtful accounts             6,890           5,500
              Difference in depreciation -
              Joint Ventures                              28,895         48,296
                                                     ------------    ----------

         Net loss for tax purposes                   $  ( 26,310)    $ ( 81,051)
                                                     ============    ==========

      The reconciliation of partner's (deficit) at March 31, 1997 and December 31, 1996 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                     March 31,      December 31,
                                                       1997             1996
                                                       ----             ----

         Partner's (Deficit) - balance sheet$       (1,696,044)    $ (1,653,694)
          Add to (deduct from):
               Accumulated difference in
               depreciation                         (3,846,964)      (3,827,219)
               Accumulated amortization
               of discounts on mortgage
               payables                              1,208,979        1,208,424
               Syndication fees                      1,133,176        1,133,176
               Gain on sale of property             (  561,147)      (  561,147)
               Allowance for doubtful
                accounts                               119,899          113,009
               Other                                (  102,558)      (  102,558)
               Difference in Investment
               in Joint Venture                        607,385          578,490
                                                  ------------     ------------

          Partner's (Deficit) - tax return        $ (3,137,274)    $ (3,111,519)
                                                  =============    =============

PART II:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Liquidity and Capital Resources
-------------------------------

The   Partnership's   net  loss  for  the  quarter  ended  March  31,  1997  was significantly lower than that which resulted in the same quarter of 1996. Research Triangle Office Complex continues to generate the cash which the Partnership needs to fund the shortfalls which Northwind Office Park generates. Foxhunt Apartments had a very good quarter which not only saw its occupancy percentage increase, but also a vast improvement in its collections. Management is continually monitoring the operations of both Research Triangle and Foxhunt to insure continued positive cash flow for the Partnership.

Management continues to market vacant space at the Northwind Office Park in search of tenants. The low occupancy has caused the property to fall behind in the payment of its real estate taxes and has made it virtually impossible to refinance the property. One of the mortgages on the property came due in 1995, and although the lender continues to accept payments, a formal extension has not been granted, and therefore the loan is technically in default. Without an increase in occupancy, the lack of cash flow could result in the property being lost in a foreclosure.

Foxhunt Apartments came under contract for sale during July 1996. The contract was subject to a number of contingencies and was cancelable at any time by the buyer. During the first quarter of 1997, this contract was canceled. The corporate General Partner is aggressively seeking a new buyer for this property as it is felt that the sale of the property is in the best interests of the limited partners.

There were no Partnership distributions for either the three months ended March 31, 1997 or 1996. Management continues to look for a lender to refinance both Northwind and Research Triangle in an attempt to reduce debt service by securing lower interest rates. If cash flow improves in the coming quarters, the General Partners envision making a distribution to the partners.


Results of Operations:
----------------------

For the quarter ended March 31, 1997, the Partnership's net loss was $42,350 or $4.11 per limited partnership unit. Net loss for the quarter ended March 31, 1996 amounted to $119,719 or $11.61 per limited partnership unit.

-----------------------------------

Partnership revenue for the quarter ended March 31, 1997 totaled $483,641, an increase of almost $19,000 from the 1996 amount of $465,054. Total rental revenue was responsible for the entire increase in revenues; the increase in rental income totaled over $33,400. Interest and other income decreased just under $15,000. The decrease in other income can be attributed to decreases in laundry income, late charges and security deposits forfeited. The increase in rental income is primarily the result of a decrease in vacancies totaling $24,795.

For the quarter ended March 31, 1997, Partnership expenses amounted to $448,467, decreasing over $129,000 from the 1996 quarter amount. A decrease in property operations expenditures was responsible for $83,000 of this decrease. Specifically, large decreases in utility expenses, contracted service costs and repairs and maintenance expenses were the primary contributors to the drop in operations expenses. Interest expense remained fairly constant between the quarters ended March 31, 1997 and 1996, while administrative charges increased between the two years. Improved occupancies and collections resulted in an increase in management fees; a large increase in portfolio management and accounting fees was also noted. These increases were primarily due to activities undertaken to stabilize occupancies and otherwise enhance the value of the portfolio in anticipation of the possible refinancing or sale of properties.

The Research Triangle Industrial Park Joint Venture generated a total net loss of $3,221 for the three month period ended March 31, 1997 with one-half of the loss allocated to each joint venturer. The joint venture generated a net loss of $41,547 for the three month period ended March 31, 1996. A slight increase in rental revenue resulted, but large decreases in interest and administrative expenses were responsible for the improvement during this quarter as compared to the same three months in 1996.

For the three months ended March 31, 1997, the Partnership generated a tax loss of $26,310 or $2.55 per limited partnership unit. The tax loss for the first three months of 1996 totaled $81,051 or $7.86 per unit.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II


                                     PART II

                                OTHER INFORMATION


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

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP II


By:   /s/Joseph M. Jayson                       May 17, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       May 17, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  May 17, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary