Form 10-Q
period 1997-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1997-08-11
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
June 30, 1997                                               0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its Charter)

Delaware                                      16-1212761
--------------------                          --------------------------------
(State of Formation)                          (IRS Employer Identification No.)


2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1997, the issuer had 10,000 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------

                                      INDEX
                                      -----



                                                                     PAGE NO.
                                                                     --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  June 30, 1997 and December 31, 1996                   3

            Statements of Operations -
                  Three Months Ended June 30, 1997 and 1996             4

            Statements of Operations -
                  Six Months Ended June 30, 1997 and 1996               5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1997 and 1996               6

            Statements of Partners' (Deficit) -
                  Six Months Ended June 30, 1997 and 1996               7

            Notes to Financial Statements                             8 - 18


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------    FINANCIAL CONDITION AND RESULTS OF
            ----------------------------------
            OPERATIONS                                               19 - 20
            ----------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                         June 30,      December 31,
                                                            1997           1996
                                                            ----           ----

ASSETS

Property, at cost:
     Land                                              $    848,015    $    848,015
     Buildings and improvements                           8,907,138       8,907,138
     Furniture and fixtures                                 425,000         425,000
                                                       ------------    ------------
                                                         10,180,153      10,180,153
     Less accumulated depreciation                        5,077,300       4,987,317
                                                       ------------    ------------
          Property, net                                   5,102,853       5,192,836

Cash                                                              0           7,121
Cash - security deposits                                     70,012          50,510
Escrow deposits                                             372,885         259,109
Accounts receivable, net of allowance for doubtful
     accounts of $146,282 and $125,129, respectively         10,004           6,423
Mortgage costs, net of accumulated
     amortization of $92,657 and $90,558                    249,739         253,937
Other assets                                                 20,299          36,120
                                                       ------------    ------------

           Total Assets                                $  5,825,792    $  5,806,056
                                                       ============    ============

LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Cash overdraft                                    $    171,956    $          0
     Mortgages payable                                    5,433,678       5,514,863
     Accounts payable and accrued expenses                  397,150         526,132
     Account payable - affiliates                            12,914               0
     Accrued interest                                        41,352          49,080
     Security deposits and prepaid rents                    110,428          81,779
                                                       ------------    ------------
           Total Liabilities                              6,167,478       6,171,854
                                                       ------------    ------------

Losses of unconsolidated joint ventures
     in excess of investment                                920,914         917,376
                                                       ------------    ------------

Minority interest in consolidated
     joint venture                                          507,322         371,120
                                                       ------------    ------------

Partners' (Deficit):
     General partners                                      (213,853)       (210,366)
     Limited partners                                    (1,556,069)     (1,443,328)
                                                       ------------    ------------
          Total Partners' (Deficit)                      (1,769,922)     (1,653,694)
                                                       ------------    ------------

          Total Liabilities and Partners' (Deficit)    $  5,825,792    $  5,806,656
                                                       ============    ============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                      Three Months  Three Months
                                                          Ended         Ended
                                                        June 30,      June 30,
                                                          1997          1996

Income:
     Rental                                            $ 445,269      $ 411,373
     Interest and other income                            35,318         20,758
                                                       ---------      ---------
     Total income                                        480,587        432,131
                                                       ---------      ---------

Expenses:
     Property operations                                 173,887        193,618
     Interest                                            123,953        131,970
     Depreciation and amortization                        49,634        101,165
     Administrative:
          Paid to affiliates                              67,168         52,424
          Other                                           77,607         70,642
                                                       ---------      ---------
     Total expenses                                      492,249        549,819
                                                       ---------      ---------

Loss before allocated loss from joint venture
     and loss allocated to minority interest             (11,662)      (117,688)

Allocated loss from joint venture                         (1,927)       (10,274)

(Income) loss allocated to minority interest             (60,288)        41,341
                                                       ---------      ---------

Net loss                                               ($ 73,877)     ($ 86,621)
                                                       =========      =========

Loss per limited partnership unit                      ($   7.17)     ($   8.40)
                                                       =========      =========

Distributions per limited partnership unit             $    0.00      $    0.00
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                          10,000         10,000
                                                       =========      =========




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                          Six Months     Six Months
                                                             Ended         Ended
                                                           June 30,       June 30,
                                                             1997           1996
                                                             ----           ----
Income:
     Rental                                              $   917,302    $   849,979
     Interest and other income                                46,926         47,206
                                                         -----------    -----------
     Total income                                            964,228        897,185
                                                         -----------    -----------

Expenses:
     Property operations                                     368,281        471,439
     Interest                                                248,701        260,189
     Depreciation and amortization                            96,725        199,996
     Administrative:
          Paid to affiliates                                 106,586         76,431
          Other                                              120,423        120,046
                                                         -----------    -----------
     Total expenses                                          940,716      1,128,101
                                                         -----------    -----------

Income (loss) before allocated loss from joint venture
     and (income) loss allocated to minority interest         23,512       (230,916)

Allocated loss from joint venture                             (3,538)       (31,048)

(Income) loss allocated to minority interest                (136,202)        55,623
                                                         -----------    -----------

Net loss                                                 ($  116,228)   ($  206,341)
                                                         ===========    ===========

Loss per limited partnership unit                        ($    11.27)   ($    20.02)
                                                         ===========    ===========

Distributions per limited partnership unit               $      0.00    $      0.00
                                                         ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                              10,000         10,000
                                                         ===========    ===========












                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)
                                                          Six Months  Six Months
                                                             Ended      Ended
                                                           June 30,    June 30,
                                                             1997        1996
                                                             ----        ----

Cash flow from operating activities:
     Net loss                                            ($116,228)   ($206,341)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                          96,725      199,996
     Loss from joint venture                                 3,538       31,048
     Minority interest share of net income (loss)          136,202      (55,623)
Changes in operating assets and liabilities:
     Cash - security deposits                              (19,502)        (375)
     Escrow deposits                                      (113,776)      70,188
     Accounts receivable                                    (3,581)       5,660
     Other assets                                           11,778       31,049
     Accounts payable and accrued expenses                (128,982)     (67,404)
     Accrued interest                                       (7,728)           0
     Security deposits                                      28,649       15,938
                                                         ---------    ---------
Net cash (used in) provided by operating activities       (112,905)      24,136
                                                         ---------    ---------

Cash flow from investing activities and Net
     cash (used in) provided by investing activities             0            0
                                                         ---------    ---------

Cash flows from financing activities:
     Cash overdraft                                        171,956       41,301
     Accounts payable - affiliates                          12,914      (35,050)
     Principal payments on mortgages and notes             (81,185)     (60,911)
     Mortgage costs                                          2,099            0
     Distributions to partners                                   0            0
                                                         ---------    ---------
Net cash provided by (used in) financing activities        105,784      (54,660)
                                                         ---------    ---------

Increase (decrease) in cash                                 (7,121)     (30,524)

Cash - beginning of period                                   7,121       30,524
                                                         ---------    ---------

Cash - end of period                                     $       0    $       0
                                                         =========    =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                              $ 256,429    $ 309,327
                                                         =========    =========

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                        STATEMENTS OF PARTNERS' (DEFICIT)
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


                                       General            Limited Partners
                                       Partners      --------------------------
                                        Amount          Units           Amount
                                        ------          -----           ------

Balance, January 1, 1996             ($  197,803)         10,000    ($1,037,114)

Net loss                                  (6,190)              0       (200,151)
                                     -----------     -----------    -----------

Balance, June 30, 1996               ($  203,993)         10,000    ($1,237,265)
                                     ===========     ===========    ===========


Balance, January 1, 1997             ($  210,366)         10,000    ($1,443,328)

Distributions to partners                      0               0              0

Net loss                                  (3,487)              0       (112,741)
                                     -----------     -----------    -----------

Balance, June 30, 1997               ($  213,853)         10,000    ($1,556,069)
                                     ===========     ===========    ===========


















                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


1.    GENERAL PARTNER'S DISCLOSURE
      ----------------------------

      In the opinion of the General Partners of Realmark Property Investors Limited Partnership II, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

      --------------------------------------------------

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

      In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Foxhunt Apartments with a carrying amount of $2,886,577. Management has determined that a sale of the property is in the best interest of the investors. As of June 30, 1997, the agreement, with an anticipated sales price of $7.4 million, was canceled by the buyer.

      ----------------------------------------------------------

      Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the six months ended June 30, 1997 totaled approximately $93,000.


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

      On August 20, 1992, the Partnership entered into an agreement with Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop land on the site of Research Triangle. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture is shown at cost of $412,500. This joint venture had no operations and limited expenses, including real estate taxes and insurance expense, for the six month period ended June 30, 1997.

      A summary of the combined assets, liabilities and equity of the joint venture as of June 30, 1997 and December 31, 1996, and the results of its operations for the six month periods ended June 30, 1997 and 1996 are as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                               June 30,     December 31,
                                                                 1997          1996
                                                                 ----          ----
ASSETS

Cash and cash equivalents                                   $   867,420    $   745,127
Property, net of accumulated depreciation                     1,383,391      1,601,125
Other assets                                                    359,400        317,913
                                                            -----------    -----------

                 Total Assets                               $ 2,610,211    $ 2,664,165
                                                            ===========    ===========


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Notes payable                                          $ 4,956,326    $ 4,996,884
     Accounts payable - affiliates                               29,829    $    37,406
     Accounts payable and accrued expenses                       97,699         96,443
                                                            -----------    -----------
                 Total Liabilities                            5,083,854      5,130,733
                                                            -----------    -----------

Partners' (Deficit):
     General partners                                        (1,137,405)    (1,133,867)
     Other investors                                         (1,336,239)    (1,332,701)
                                                            -----------    -----------
                Total Partners' (Deficit)                    (2,473,643)    (2,466,568)
                                                            -----------    -----------

                Total Liabilities and Partners' (Deficit)   $ 2,610,211    $ 2,664,165
                                                            ===========    ===========


                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996

                                                      Six Months     Six Months
                                                         Ended         Ended
                                                       June 30,       June 30,
                                                         1997           1996
                                                         ----           ----

Income:
     Rental                                          $ 499,029        $ 506,807
     Interest and other income                           2,562              380
                                                     ---------        ---------
     Total income                                      501,591          507,187
                                                     ---------        ---------

Expenses:
     Property operations                                30,299           66,756
     Interest                                          214,654          218,250
     Depreciation and amortization                     227,735          255,315
     Administrative                                     35,978           28,961
                                                     ---------        ---------
     Total expenses                                    508,666          569,282
                                                     ---------        ---------

Net loss                                             ($  7,075)       ($ 62,095)
                                                     =========        =========


Allocation of net loss:
     The Partnership                                 ($  3,538)       ($ 31,048)
     RPILP II                                           (3,537)         (31,047)
                                                     ---------        ---------

                                                     ($  7,075)       ($ 62,095)
                                                     =========        =========


A reconciliation of the investments in Research  Triangle  Industrial Park Joint
Ventures:

Investment in Joint Venture at beginning of period  ($1,133,867)
Allocated loss                                           (3,538)
                                                    -----------

Investment in Joint Venture at end of period        ($1,137,405)
                                                    ===========

      ----------------------------------------

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

      The original joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI-A and 26.82% to RPILP VI-B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP VI-A's interest and decreased RPILP VI-B's ownership interest to 11.5%. The net loss of the joint venture from the date of inception through June 30, 1997 has been allocated to the minority interests in accordance with the agreements and has been recorded as a reduction of their capital contributions.

      A reconciliation of the minority interests share in the Foxhunt Joint Venture is as follows:

      Balance, January 1, 1997                  $ 371,120
      Allocated income                            136,202
                                                ---------
      Balance, June 30, 1997                    $ 507,322
                                                =========


6.    MORTGAGES PAYABLE
      -----------------

      Northwind Office Park
      ---------------------

      A mortgage with a balance of $620,864 and $706,262 at June 30, 1997 and 1996, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due December 2002.

      A mortgage with a balance of $299,171 and $331,619 at June 30, 1997 and 1996, respectively, bearing interest at 9.00%. The mortgage provides for annual principal and interest payments of $57,936, payable in equal monthly installments with the remaining balance originally due September 1995. The Partnership has not been granted an extension and therefore the loan is currently callable on demand.

      -----------------------------

      Foxhunt Apartments
      ------------------

      A mortgage with a balance of $4,513,643 and $4,542,292 at June 30, 1997 and 1996, respectively, bearing interest at 9.00%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in March 2027.

      The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

             Year                         Amount

             1997                         $    439,747
             1998                              128,394
             1999                              141,220
             2000                              155,328
             2001                              170,847
             Thereafter                      4,479,327
                                          ------------

             TOTAL                        $  5,514,863
                                          ============


7.    RELATED PARTY TRANSACTIONS
      --------------------------

      Management fees for the management of Partnership properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $47,596 and $33,000 for the six months ended June 30, 1997 and 1996, respectively.

      According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1997 and 1996.

      Accounts payable - affiliates amounted to $12,914 at June 30, 1997. This balance is payable on demand.

      --------------------------------------

      Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $2,280 for both the six months ended June 30, 1997 and 1996, respectively.

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

      ------------------------

      The reconciliation of net loss for the six month periods ended June 30, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                      June 30,        June 30,
                                                        1997            1996
                                                        ----            ----
      Net loss -
           Statement of operations                $  (116,228)    $   (206,340)
      (Add to)  deduct from:
           Difference in depreciation                 (39,490)         (31,366)
           Difference in amortization of
           loan discount                                   -             1,110
           Allowance for doubtful accounts             13,780           11,000
           Difference in depreciation -
           Joint Ventures                              57,790           96,592
                                                  -----------      -----------

      Net (loss) for tax purposes                 $ (  84,148)     $  (129,004)
                                                  ===========      ===========

      The reconciliation of partner's (deficit) at June 30, 1997 and December 31, 1996 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                      June 30,      December 31,
                                                        1997            1996
                                                        ----            ----

     Partner's (Deficit) - balance sheet           $ (1,769,922)   $ (1,653,694)
      Add to (deduct from):
           Accumulated difference in
           depreciation                              (3,866,709)     (3,827,219)
           Accumulated amortization
           of discounts on mortgage
           payables                                   1,208,424       1,208,424
           Syndication fees                           1,133,176       1,133,176
           Gain on sale of property                    (561,147)       (561,147)
           Allowance for doubtful
            accounts                                    126,789         113,009
           Other                                       (102,558)       (102,558)
           Difference in Investment
           in Joint Venture                             636,280         578,490
                                                   ------------    ------------

      Partner's (Deficit) - tax return             $ (3,195,667)   $ (2,701,946)
                                                   ============    =============

PART II:   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
           ---------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Liquidity and Capital Resources
-------------------------------

Although the Partnership continues to operate with a net loss for the six month period ended June 30, 1997, there are definite signs of improvement as compared to the same six month period in the previous year. Rental income has increased significantly from the six month period ended June 30, 1997 as compared to the same period in 1996 due to management's continued efforts to increase both occupancies and collections. Successful controls over expenses, such as closer monitoring of payroll and other operating expenses, continue to result in decreased expenses. Fox Hunt Apartments and Research Triangle Office Complex have maintained stable, if not increased, occupancies, while Northwind Office Park continues to struggle with lower than expected occupancies. The General Partners have been sending out packages to lenders to refinance the Northwind property at a lower interest rate than is currently being paid, but with the low occupancy, there is no guaranty that they will be successful. Management continues to undertake activities to stabilize occupancies, increase rents, and otherwise enhance the value of the portfolio in anticipation of the possible refinancing or sale of properties.

The Partnership made no distributions during the six month period ended June 30, 1997, and the General Partner does not anticipate making any distributions until the cash flow from the properties improves and necessary capital improvements to the properties have been completed. The General Partner is seeking a new purchaser for the Fox Hunt Apartments; the previously reported signed sales contract was terminated by the purchaser since the local government was opposed to a one-hundred percent low income housing project, and accordingly would not support the issuance of the tax exempt bonds through the State Housing Agency. Due to the opposition from the local government, the purchaser decided that the likelihood of obtaining a bond allocation would be difficult and opted to terminate the contract.


Results of Operations:
----------------------

For the quarter ended June 30, 1997, the Partnership's net loss was $73,877 or $7.17 per limited partnership unit. Net loss for the quarter ended June 30, 1996 amounted to $86,621 or $8.40 per unit. For the six month period ended June 30, 1997, the net loss was $116,228 or $11.27 per limited partnership unit as compared to $206,341 or $20.02 per limited partnership unit for the six month period ended June 30, 1996.

-----------------------------------

Partnership revenue for the quarter ended June 30, 1997 totaled $480,587, an increase of slightly over $48,000 from the 1996 amount of $432,131. Total rental revenue increased almost $34,000, while interest and other income increased just over $14,500. The increase in rental revenue during the quarter can be attributed to increased economic occupancy levels and improved collections at Foxhunt Apartments. Research Triangle Industrial Park continues to add financial strength to the Partnership as it maintains high occupancy due to the demand in its location for commercial office space. For the six month period ended June 30, 1997, Partnership revenue totaled $964,228 as compared to $897,185 for the same period in the previous year.

For the quarter ended June 30, 1997, Partnership expenses amounted to $492,249, decreasing by just in excess of $57,500 from the 1996 quarter amount. For the six month period ended June 30, 1997, Partnership expenses decreased by over $187,000 from the same period in 1996. A large decrease in property operations expenditures should be noted; in this area, specifically, a considerable decrease of over $54,000 in payroll and associated costs at the Foxhunt Apartments. There were also large decreases in repairs and maintenance and contracted services at Fox Hunt due to increased amounts of such work being performed by on-site maintenance personnel. There was also a large decrease in total expenses for the first six months of 1997 as compared to the same period in 1996 at Northwind Office Building. Administrative expenses for the quarter ended June 30, 1997 increased over $21,000 as compared to the quarter ended June 30, 1996. The largest increase can be seen in increased management fees due to the higher revenues being collected.

The Research Triangle Industrial Park Joint Venture generated a total net loss of $7,075 for the six month period ended June 30, 1997 with 50% or $3,538 of the loss allocated to each joint venturer. The joint venture generated a net loss of $62,095 for the six month period ended June 30, 1996 with $31,048 allocated to each venturer. The loss has decreased primarily due to better controls over property operations costs which were higher in the previous year due to repairs to roofs that were being completed.

For the six months ended June 30, 1997, the Partnership generated a tax loss of $84,148 or $8.16 per limited partnership unit. The tax loss for the first six months of 1996 totaled $129,004 or $12.51 per unit.

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

Item 6 - Exhibits and reports on Form 8-K
-----------------------------------------

Form 8-K was filed August 1, 1997 to report the termination of a sales contract previously reported on Form 8-K filed in July 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP II


By:   /s/Joseph M. Jayson                       August 8, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       August 8, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  August 8, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary