Form 10-K
period 1997-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1998-04-15
CIK 704165

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

        (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the Fiscal Year Ended December 31, 1997

        ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES  AND EXCHANGE ACT OF 1934.  (NO FEE
               REQUIRED)

Commission File Number 0-11909

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
              ----------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

     Delaware                                           16-1212761
--------------------                         ---------------------------------
(State of Formation)                         (IRS Employer Identification No.)

     2350 North Forest Road
         Suite 12-A
     Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:(716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.(X)

                       DOCUMENTS INCORPORATED BY REFERENCE
        See page 14 for a list of all documents incorporated by reference

                                     PART I

ITEM I: BUSINESS

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

        The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. The Partnership presently owns an office complex in Michigan (Northwind Office Park), and is a partner in three joint ventures: the Research Triangle Joint Venture, which it still holds, and which is developing approximately 19 acres of land in Durham County, North Carolina; the Research Land Joint Venture which is developing approximately 16 acres of land also in Durham County, North Carolina; and the Foxhunt Apartments Joint Venture formed for the purpose of operating a 250 unit apartment complex in Kettering, Ohio. The Partnership sold the Colony of Kettering Apartments, located in Kettering, Ohio in December 1986 and Phase-I of Research Triangle Joint Venture in June 1987.

        The business of the Partnership is not seasonal. The Partnership, as of December 31, 1997, did not directly employ any persons in a full-time position. All regular employees who rendered services on behalf of the Partnership through December 31, 1997 were employees of the Corporate General Partner or its affiliates.

        The Partnership's investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital; and (4) achieve build-up of equity through the reduction of mortgage loans.

        For the years ended December 31, 1997 and 1996, approximately 75% of total Partnership revenue was generated by the Foxhunt Apartments. The remaining 25% is attributed to Northwind. For the year ended December 31, 1995, Foxhunt accounted for 74% of the total Partnership revenue, with Northwind generating roughly 26% of total revenue, respectively.

ITEM 2: PROPERTIES

        As of December 31, 1997, the Partnership continues to own Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings, two stories each, containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. At December 31, 1997, Northwind was 56% occupied. The 1996 occupancy was 57%, while 1995 occupancy was 58%.

        The first mortgage in the amount of $566,206 bears interest at 9.75% and provides for monthly principal and interest payments of $12,305, with the remaining balance due in December 2002.

        The second mortgage with a carrying amount of $278,519 bears interest at 9% and provides for monthly principal and interest payments of $4,828. The remaining balance was originally due in September 1995. No extension has been granted to the Partnership. The balance is currently payable on demand, while the Partnership continues to seek refinancing.

        The Partnership, as of December 31, 1997, continues to own a 50% interest in Research Triangle Industrial Park West Joint Venture ("Joint Venture"). In December 1983, the Joint Venture acquired approximately 56.3 acres of land from Research Triangle Industrial Park West Associates (A North Carolina General Partnership) ("Research"), and subsequently constructed a 42,000 square foot office building and a 101,000 square foot office/warehouse distribution building in Phase-I (which was sold in June 1987), and a 117,000 square foot office/warehouse distribution building in Phase-II. For the fourth consecutive year, Research Triangle was 100% occupied.

        Pursuant to an agreement dated September 27, 1991, the Partnership formed a joint venture for the purposes of operating the Foxhunt apartment complex located in Kettering, Ohio. The other two joint venturers originally contributed a combined $1,431,568 to the joint venture, while the Partnership contributed the property net of the first mortgage. Subsequently, the Partnership bought out one joint venturer while reducing the ownership percentage held by the other. At December 31, 1997 the mortgage balance was $4,498,327, carrying an interest rate of 9%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in March 2027.

        The apartment complex consists of 250 units and is situated on 14.7 acres of land. The current agreement provides that the Partnership be allocated 88.5% of any income, loss, gain, cash flow, or sale proceeds. The property is managed by Realmark Corporation, an affiliate of the General Partner. Occupancy for Foxhunt in 1997 was 89%. The 1996 occupancy was 89%, while 1995 occupancy was 95%.

ITEM 2: PROPERTIES (Con't.)

        On August 20, 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop additional land on the site of Research Triangle Industrial Park West. This land was placed in the Land Joint Venture by Research Triangle Industrial Park West. The value allocated to the land in this joint venture is shown at cost of $432,984. This joint venture has no outstanding debt at December 31, 1997.



ITEM 3: LEGAL PROCEEDINGS

        The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings.


ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

        There is currently no active trade market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

        As of December 31, 1997, there were 1,232 record holders of units of Limited Partnership Interest.

        There were no Partnership distributions for the years ended December 31, 1997 and 1996. For the year ended December 31, 1995, distributions amounted to $68,040 or $6.60 per limited partnership unit.

ITEM 6: SELECTED FINANCIAL DATA

                                                      Realmark Properties Investors Limited Partnership II
                                 --------------------------------------------------------------------------------------------------
                                   Year Ended          Year Ended           Year Ended            Year Ended          Year Ended
                                  Dec. 31, 1997      Dec. 31, 1996         Dec. 31, 1995         Dec. 31, 1994       Dec. 31, 1993
                                  -------------      -------------         -------------         -------------       -------------
Total assets                        $5,420,179          $ 5,806,656           $ 6,306,118          $ 6,875,605        $ 9,871,580
                                 ================   =================     =================    =================   ================
Mortgages and
  notes payable                     $5,343,052          $ 5,514,863           $ 5,649,616          $ 5,771,898        $ 8,310,555
                                 ================   =================     =================    =================   ================

-----------------------------------------------------------------------------------------------------------------------------------
Income                              $1,986,024          $ 1,816,085           $ 1,946,238          $ 1,953,911        $ 2,253,442

Expenses                             2,340,404            2,196,931             2,615,580            2,572,654          2,597,019
                                 ----------------   -----------------     -----------------    -----------------   ----------------
Loss before allocated
  loss from Joint
  Venture and
  Minority Interest                   (354,380)            (380,846)             (669,342)            (618,743)          (343,577)

Loss from Joint Venture                196,633              (52,873)              (92,939)            (116,739)          (117,203)

Loss allocated to
  Minority Interest                     (4,781)              14,942                31,098               19,538              3,960
                                 ----------------   -----------------     -----------------    -----------------   ----------------

Net Loss                             $(162,528)          $ (418,777)           $ (731,183)          $ (715,944)        $ (456,820)
                                 ================   =================     =================    =================   ================

-----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in)
  provided by operating
  activities                         $ (47,634)           $ (28,291)            $ (24,770)            $ 53,095           $ 90,220

Collection of
  mortgage receivable                    -                     -                     -               2,600,000               -

Principal payments on
  long-term debt net of
  payments made from
  Joint Venture proceeds
  and debt refinancing                (171,811)            (134,753)             (124,500)          (2,539,483)          (211,286)
                                 ----------------   -----------------     -----------------    -----------------   ----------------
Net cash (used in)
  provided by
  operating activities
  and collection of
  mortgage receivable
  less principal payments
  on long-term debt                 $ (219,445)          $ (163,044)           $ (149,270)           $ 113,612        $  (121,066)
                                 ================   =================     =================    =================   ================

-----------------------------------------------------------------------------------------------------------------------------------
Loss per limited
  partnership unit                  $   (15.77)          $   (40.62)           $   (70.92)           $  (69.45)       $    (44.31)
                                 ================   =================     =================    =================   ================

Distributions per
  limited partnership
  unit                             $         -           $        -            $     6.60            $    1.65        $      4.95
                                 ================   =================     =================    =================   ================

Weighted average
  number of units
  outstanding                           10,000           $   10,000            $   10,000            $  10,000       $     10,000
                                 ================   =================     =================    =================   ================

-----------------------------------------------------------------------------------------------------------------------------------

ITEM 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources:

         The Partnership was able to rely on cash generated from the Research Triangle Office Complex and Foxhunt Apartments. As has been true for several years, Research Triangle continues to benefit from high occupancy due to tenant retention. Foxhunt Apartments saw improvements during 1997 in the respect that collections improved and vacancies dropped. Although occupancy at the end of 1997 remained the same as that at December 31, 1996, management feels that the occupancy level of 89% for 1997 will continue to increase in the coming year and possibly once again reach the point where it was at December 31, 1995 (i.e., 95%). Northwind Office Complex continues to experience cash flow difficulties stemmed from its low occupancy level(s). Management is aggressively marketing this property in local rental guides and newspapers in search of tenants, however market conditions in East Lansing, Michigan continue to make it difficult to compete with newer, more updated office buildings which have been built in the same area. Northwind's cash flow shortages have caused it to fall behind by over two years in the payment of its real estate taxes. One of Northwind's outstanding mortgages came due in September 1995, and to date management has been unable to refinance the debt. The mortgage holder continues to accept payments of interest and principal, although the mortgage holder is unwilling to grant a "formal" extension and therefore the debt is technically in default. Unless management is able to refinance this property in the near future, the property could be lost in a foreclosure, thus reducing the equity of the Partnership. Management is actively pursuing a buyer for this property.

         Foxhunt Apartments came under contract for sale during July 1996. The sale was subject to a number of contingencies and was cancelable at any time by the buyer. During 1997, the contract for sale was canceled by the buyer. The General Partners feel, however, that the sale of this property is in the best interest of the Limited Partners, so management continues to look for potential buyers through heavy marketing in trade journals, newspapers, etc.

         Management has once again implemented corrective action plans in response to the going concern consideration detailed in Note 10 to the financial statements, as well as to deal with the United States Department of Housing and Urban Development (HUD) noncompliance detailed in the notes to the financial statements. These plans include tighter cash management through the closer monitoring of expenses. The HUD noncompliance detailed in the notes technically puts the Partnership in default of the mortgage which could result in fines or interest charges being levied, or the take over of the property by HUD. A concerted effort at correcting the noncompliance will hopefully lead to the ultimate cure of such default.

         The Partnership made no distributions during the year ended December 31, 1997 nor the year ended December 31, 1996, unlike in 1995 when distributions totaling $68,040 or $6.60 per limited partnership unit were made. Management hopes to once again make distributions in the coming year, but at this date, all available cash is being utilized to fund necessary improvements to the properties.

ITEM 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)

Liquidity and Capital Resources (con't.):

         The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000 issue" and has substantially developed an implementation plan to resolve such issue. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, inlcuding, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has confirmed with its software providers that all software currently in use is either "2000" compliant or will be with little adaptation and at no significant cost.

Results of Operations:

         For the year ended December 31, 1997, the Partnership incurred a net loss of $162,528 or $15.77 per limited partnership unit. This is a significant improvement from the years ended December 31, 1996 and 1995 when losses incurred totaled $418,777 or $40.62 per limited partnership unit and $731,183 or $70.92 per limited partnership unit, respectively.

         Partnership revenues for the year ended December 31, 1997 totaled $1,986,024, consisting of rental income of $1,896,470 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $89,554. The increase in rental revenue from that of the two previous years is the result of an increase in rents charged at Foxhunt Apartments. Although occupancy at Foxhunt remained the same as that of the previous year, the complex saw an improvement in collections. As was the case in the years ended December 31, 1996 and 1995, Research Triangle office/warehouse building remained 100% occupied during the year ended December 31, 1997. Similarly, Northwind Office complex continued to struggle with low occupancy levels reaching only 56% at the end of 1997. Management continues to put forth every effort to increase occupancy at Northwind through attractive incentives to new tenants such as free month(s) rent and increased leasing commissions offered to agents/brokers. The building is currently in good condition, however it is having difficulty competing with newer, more modern buildings which have recently been built in this area. While incentive programs may decrease revenues in the short-term, management feels the potential increase in occupancy will more than make up for such a short-term decrease. Partnership rental revenues in the year ended December 31, 1996 amounted to $1,746,543 and in the year ended December 31, 1995 totaled $1,857,310. There was also a noticeable increase in other income during the year ended December 31, 1997 as compared to 1996; other income increased back up to the level it reached in 1995. The increase over that of the year ended December 31, 1996 approximated 29%. The increase is primarily the result of a large increase in both laundry income collected and security deposits forfeited at Foxhunt Apartments. Both income amounts more than doubled over that of the previous year.

ITEM 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)

Results of Operations (Con't.):

         Partnership expenses for the year ended December 31, 1997 totaled $2,340,404, an increase of just over $143,000 from those of the year ended December 31, 1996 which totaled $2,196,931 and a decrease of over $283,000 from the year ended December 31, 1995 which totaled $2,615,580. Although there was an increase in total expenses, Foxhunt Apartments saw a decrease in virtually all expenses (i.e., payroll and related expenses, repairs and maintenance, contracted services, utility costs, insurance expense, etc.), with the exception of management fees which increased as a result of increased revenues (thus causing the increase in administrative expenses paid to affiliates). Foxhunt also saw an increase in depreciation expense due to accounting pronouncements which resulted in no depreciation being taken during a period of time during the year ended December 31, 1996 when the apartment building was considered to be "held for sale". Northwind Office complex incurred increased operations costs in the areas of payroll and related costs, repairs and maintenance and contracted service costs. The increase in these costs is the direct result of management's efforts to make the property more attractive to potential tenants. The decrease in other administrative expenses is primarily attributable to decreased advertising and telephone costs incurred at both Foxhunt and Northwind.

         As was noted in the previous year, the Partnership once again expects to incur higher than "normal" property operations expenses in the near future at both Foxhunt Apartments and at Northwind Office Complex due to the costs associated with preparing units/space for new tenants (i.e. cleaning, painting, appliance and carpeting costs). Although this work is necessary in order to increase rental revenue(s) generated at both of these properties, management continues to keep in mind that expenditures must be closely monitored so as not to worsen the cash flow from operations of the Partnership.

         The Research Triangle Industrial Park West Joint Venture had net income of $65,136 for the year ended December 31, 1997. This income is a fairly significant decrease as compared to that of 1996 which amounted to $237,025, but is much more favorable than the loss incurred in 1995 of $185,878. Regular increases in rental income are expected due to rental escalation clauses in several of the tenants' leases. In accordance with the joint venture agreement, one-half of the income or loss is allocated to each joint venturer.

         The Foxhunt Joint Venture generated a net loss of $41,574 for the year ended December 31, 1997 as compared to the loss which resulted in the years ended December 31, 1996 and 1995 of $129,930 and $270,417, respectively. In accordance with the joint venture agreement, $4,781 of the 1997 loss is allocated to the other joint venture partner; $14,942 of the 1996 loss was allocable to the other joint venturer, while for the year 1995, $31,098 was allocable to the other venturer.

         For the year ended December 31, 1997, the tax basis loss was $171,219 or $16.61 per limited partnership unit compared to a tax loss of $409,573 or $39.73 per unit for the year ended December 31, 1996 and a tax loss of $557,113 or $54.04 per limited partnership unit for the year ended December 31, 1995. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the year ended December 31, 1997 was allocated in this fashion.

ITEM 8:        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Listed under Item 14 of this report.


ITEM 9:        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1998, are listed below. Each director is subject to election on an annual basis.

                          Title of All Positions
Name                       Held with the Company     Year First Elected Director
----                      ----------------------     ---------------------------

Joseph M. Jayson          President and Director               1979
Judith P. Jayson          Vice President, and Director         1979
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

        The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

        Joseph M. Jayson, age 59, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies:
Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is chairman of Realmark Corporation, Chairman of Realmark Properties, Inc., wholly-owned subsidiaries of
J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been in real estate for the last 35 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 35 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past seventeen years, Mr. Jayson and J.M. Jayson & Company, Inc., and an affiliate have also engaged in developmental drilling for gas and oil.

ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Con't.)

        Judith P. Jayson, age 58, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 35 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

        Michael J. Colmerauer, 39, is Secretary and in-house legal counsel for J.M. Jayson and Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 14 years.


ITEM 11:       EXECUTIVE COMPENSATION

        No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for the years ended December 31, 1997, 1996 or 1995, nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1997, 1996 or 1995.

ITEM 11:       EXECUTIVE COMPENSATION (Con't.)

        The following table sets forth for the years ended December 31, 1997, 1996 and 1995, the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

        Entity Receiving                      Type of                                     Amounts
          Compensation                     Compensation                   1997             1996              1995
        ----------------                   ------------                   ----            -------            ----
   Realmark Properties, Inc.
   (The Corporate General
   Partner)                        Reimbursement for
                                   allocated partnership
                                   administration expenses
                                   related to:
                                     Investor Services                     $  7,761        $   5,450      $      5,506
                                     Brokerage                               15,529            6,698             9,525
                                     Portfolio Management
                                       and Accounting                        69,956           72,290           136,044

   Realmark Corporation            Property Management Fees                  96,762           87,188            95,603
                                   Computer Service Fees                      4,560            4,560             4,560
                                                                     --------------   --------------   ---------------

                                   Total                                  $ 194,568       $  176,186      $    251,238
                                                                     ==============   ==============   ===============


        The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement) of which 2% is subordinated to the receipt by the Limited Partners of a noncumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). Since the net cash flow of the Partnership, as defined in the agreement, was negative for the years ended December 31, 1997, 1996 and 1995, no fees were earned by the corporate General Partner for those years. The General Partners are entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

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

ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

        No person is known to the Partnership to own of record or beneficially, more than five percent (5%) of the Units of Limited Partnership Interests of the Partnership. Excluding the General Partners' interest in the Partnership ($1,000 initial capital contribution), the Corporate General Partner, as of December 31, 1997 owned no Units of Limited Partnership Interest. Joseph M. Jayson, the Individual General Partner and his wife, Judith P. Jayson, Vice-President of the Corporate General Partner, owned an aggregate of eight (8) Limited Partnership Units ($8,000) as of December 31, 1997.


ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)     Transactions with Management and Others

        No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 7 to the financial statements.

(b)     Certain Business Relationships

        No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 7 to the financial statements.

ITEM 14:       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
               REPORTS ON FORM 8-K

(a)     Financial Statements and Schedules

        FINANCIAL STATEMENTS                                                Page

        (i)    Independent Auditors' Report                               16
        (ii)   Balance Sheets as of December 31, 1997 and 1996            17
        (iii)  Statements of Operations for years ended
                 December 31, 1997, 1996, and 1995                        18
        (iv)   Statements of Partners' Deficit for years ended
                 December 31, 1997, 1996, and 1995                        19
        (v)    Statements of Cash Flows for years ended
                 December 31, 1997, 1996, and 1995                        20
        (vi)   Notes to Financial Statements                             21 - 36

        FINANCIAL STATEMENT SCHEDULES

        (i)    Schedule II - Valuation and Qualifying Accounts            37
        (ii)   Schedule III - Real Estate and Accumulated Depreciation   38 - 39

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)     Reports on Form 8-K

        None.

(c)     Exhibits

        4. Instruments defining the rights of security holders, including indentures

               (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed September 30, 1982 and subsequently amended, incorporated herein by reference.

ITEM 14:       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
               REPORTS ON FORM 8-K (Con't.)


10.     Material contracts

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

INDEPENDENT AUDITORS' REPORT

The Partners
Realmark Property Investors Limited Partnership-II:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-II as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also include the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-II at Decembr 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to the financial statements, the Partnership's failure to meet its Department of Housing and Urban Development regulatory agreement requirements, as well as the necessity for restructuring or refinancing of its mortgage on Northwind Office Park which, is now payable on demand, and its recurring losses from operations and partners' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 10, 1998

                            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                                              BALANCE SHEETS
                                          DECEMBER 31, 1997 AND 1996

Assets                                                                       1997                  1996
------                                                                 -----------------     -----------------
Property, at cost (including assets held for sale, Note 3):
  Land                                                                     $    848,015          $    848,015
  Buildings and improvements                                                  8,923,273             8,907,138
  Furniture, fixtures and equipment                                             425,000               425,000
                                                                      -----------------     -----------------
                                                                             10,196,288            10,180,153
  Less accumulated depreciation                                               5,396,130             4,987,317
                                                                      -----------------     -----------------
      Property, Net                                                           4,800,158             5,192,836

Cash                                                                               -                    7,721
Cash - security deposits                                                         70,895                50,510
Escrow deposits                                                                 277,566               259,109
Accounts receivable (net of allowance for doubtful accounts of
  $49,139 and $125,129 for 1997 and 1996, respectively.)                          2,846                 6,423
Mortgage costs net of accumulated amortization
  of $48,269 in 1997 and $39,874 in 1996                                        245,542               253,937
Other assets                                                                     23,172                36,120
                                                                      -----------------     -----------------

           Total Assets                                                     $ 5,420,179           $ 5,806,656
                                                                      =================     =================


Liabilities and Partners' Deficit
---------------------------------
Liabilities:
  Cash overdraft                                                           $    151,190      $           -
  Mortgages and note payable                                                  5,343,052             5,514,863
  Accounts payable and accrued expenses                                         457,535               526,132
  Accounts payable - affiliates                                                  76,669                  -
  Accrued interest                                                               40,427                49,080
  Security deposits                                                              70,884                81,779
                                                                      -----------------     -----------------
           Total Liabilities                                                  6,139,757             6,171,854
                                                                      -----------------     -----------------

Losses of unconsolidated joint ventures in excess of investment                 720,743               917,376
                                                                      -----------------     -----------------

Minority interest in consolidated joint venture                                 375,901               371,120
                                                                      -----------------     -----------------

Partners' deficit:
  General partners                                                             (215,242)             (210,366)
  Limited partners                                                           (1,600,980)           (1,443,328)
                                                                      -----------------      ----------------
           Total partners' deficit                                           (1,816,222)           (1,653,694)
                                                                      -----------------      ----------------

           Total Liabilities and Partners' Deficit                         $  5,420,179           $ 5,806,656
                                                                      =================      ================

                        See notes to financial statements


                                      REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                                                   STATEMENTS OF OPERATIONS
                                     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997                 1996                  1995
                                                         -----------------     ----------------     -----------------
Income:
  Rental                                                      $ 1,896,470          $ 1,746,543           $ 1,857,310
  Interest and other                                               89,554               69,542                88,928
                                                        -----------------     ----------------     -----------------
  Total income                                                  1,986,024            1,816,085             1,946,238
                                                        -----------------     ----------------     -----------------

Expenses:
  Property operations                                           1,015,681              945,519             1,247,610
  Interest                                                        520,176              508,545               525,963
  Depreciation and amortization                                   420,841              319,685               415,774
  Administrative:
    Paid to affiliates                                            194,568              176,186               251,238
    Other                                                         189,138              246,996               174,995
                                                        -----------------     ----------------     -----------------
  Total expenses                                                2,340,404            2,196,931             2,615,580
                                                        -----------------     ----------------     -----------------

Loss before allocated loss from joint venture
  and loss allocated to minority interest                        (354,380)            (380,846)             (669,342)

Allocated income (loss) from joint venture                        196,633              (52,873)              (92,939)

(Income) loss allocated to minority interest                       (4,781)              14,942                31,098
                                                        -----------------     ----------------     -----------------

Net loss                                                     $   (162,528)        $   (418,777)          $  (731,183)
                                                        =================     ================     =================

Loss per limited partnership unit                            $     (15.77)        $     (40.62)          $    (70.92)
                                                        =================     ================     =================

Distributions per limited partnership unit                   $       -            $       -              $      6.60
                                                        =================     ================     =================

Weighted average number of limited partnership
  units outstanding                                                10,000               10,000                10,000
                                                        =================     ================     =================

                        See notes to financial statements

                                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                                           STATEMENTS OF PARTNERS' DEFICIT
                                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                   General
                                                                   Partners                 Limited Partners
                                                                    Amount            Units              Amount
                                                                   ---------          -----              ------
Balance, January 1, 1995                                        $    (173,828)          10,000       $      (261,866)


Distributions to partners                                              (2,040)             -                 (66,000)

Net loss                                                              (21,935)             -                (709,248)
                                                              ---------------      -----------     -----------------

Balance, December 31, 1995                                           (197,803)          10,000            (1,037,114)

Net loss                                                              (12,563)             -                (406,214)
                                                              ---------------      -----------     -----------------

Balance, December 31, 1996                                           (210,366)          10,000            (1,443,328)

Net loss                                                               (4,876)             -                (157,652)
                                                              ---------------      -----------     -----------------

Balance, December 31, 1997                                      $    (215,242)          10,000       $    (1,600,980)
                                                              ===============      ===========     =================


                        See notes to financial statements

                                    REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                                                 STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                         1997                1996                1995
                                                                    ---------------     ---------------     ----------------
Cash flows from operating activities:
  Net loss                                                              $ (162,528)          $(418,777)          $ (731,183)
  Adjustments to reconcile net loss to net cash (used in)
    operating activities:
    Depreciation and amortization                                          420,841             319,685              415,774
    Amortization of mortgage discounts                                        -                   -                   2,218
    Allocated (income) loss from joint venture                            (196,633)             52,873               92,939
    Income (loss) allocated to minority interest                             4,781             (14,942)             (31,098)
  Changes in operating assets and liabilities:
    Cash - security deposits                                               (20,385)            (15,160)                (870)
    Escrow deposits                                                        (18,457)             23,891               53,623
    Accounts receivable                                                      3,577                 988               (4,934)
    Other assets                                                             9,315               7,014              (11,416)
    Accounts payable and accrued expenses                                  (68,597)             12,778              187,056
    Accrued interest                                                        (8,653)                234                3,116
    Security deposits                                                      (10,895)              3,125                    5
                                                                   ---------------      ---------------     ----------------
Net cash used in operating activities                                      (47,634)            (28,291)             (24,770)
                                                                   ---------------      ---------------     ----------------

Cash flows from investing activities:
  Decrease (increase) in accounts receivable - affiliates                      -               146,238             (109,729)
  Capital expenditures                                                     (16,135)             (5,997)             (31,110)
  Distributions from joint venture                                             -                   -                100,000
  Payments on notes receivable                                                 -                   -                 28,812
                                                                    ---------------     ---------------     ----------------
Net cash (used in) provided by investing activities                        (16,135)            140,241              (12,027)
                                                                    ---------------     ---------------     ----------------

Cash flows from financing activities:
  Increase in cash overdraft                                               151,190                -                    -
  Increase in accounts payable - affiliates                                 76,669                -                    -
  Principal payments on mortgages and notes                               (171,811)           (134,753)            (124,500)
  Distributions to partners                                                   -                   -                 (68,040)
                                                                    ---------------     ---------------     ----------------
Net cash provided by (used in) financing activities                         56,048            (134,753)            (192,540)
                                                                    ---------------     ---------------     ----------------

Net decrease in cash                                                        (7,721)            (22,803)            (229,337)

Cash - beginning of year                                                     7,721              30,524              259,861
                                                                    ---------------     ---------------     ----------------

Cash - end of year                                                  $         -           $      7,721         $     30,524
                                                                    ===============     ===============     ================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.      FORMATION AND OPERATION OF PARTNERSHIP:

        Realmark Property Investors Limited Partnership-II (the "Partnership"), a Delaware Limited Partnership, was formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments.

        In September 1982, the Partnership commenced the public offering of units of limited partnership interest. On August 31, 1983 the offering was concluded, at which time 10,000 units of limited partnership interest were outstanding. The General Partners are Realmark Properties, Inc., a wholly-owned subsidiary of J.M. Jayson & Company, Inc. and Mr. Joseph M. Jayson, the sole shareholder of J.M. Jayson & Company, Inc. (JMJ). Under the partnership agreement, the General Partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership. (See Note 7).

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

        (a)    Use of  Estimates

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):

        (b)    Property and Depreciation

        Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, and totaled $408,814, $309,806 and $405,312 for the years ended December 31, 1997, 1996 and 1995, respectively. The useful lives of the Partnership's assets range from 15 to 25 years. Expenditures for maintenance and repairs are expensed as incurred, major renewals and betterments are capitalized. The Accelerated Cost Recovery System or Modified Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes. See Footnote 3 for further discussion.

        (c)    Rental Income

        Rental income is recognized on the straight line method over the terms of the leases. The outstanding leases with respect to rental properties owned are for terms of no more than one year for residential properties and no more than five years for commercial buildings.

        (d)    Cash

        For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.
        Any cash overdrafts as of December 31, 1997 have been replenished by the General Partner in the first quarter of 1998.

        (e)    Cash-Security Deposits

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

        (h)    Investment in Unconsolidated Joint Ventures

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


3.      ACQUISITION AND DISPOSITION OF RENTAL PROPERTY (Con't.):

        In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Foxhunt Apartments with a carrying amount of $2,886,577 at December 31, 1996. Foxhunt incurred a net loss of $129,931 for the year ended December 31, 1996. Management had determined that a sale of the property is in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $7.4 million. The contact expired in 1997. The Partnership has not entered into any other agreements since.

        Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1996 totaled approximately $93,000. Management believes that the property's fair value has not changed significantly since being classified as held for sale.


4.      INVESTMENT IN JOINT VENTURES:

        Unconsolidated Joint Ventures:

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

        The initial phase of development ("Phase I") which was sold in June 1987, included an office - distribution building containing a total of 101,000 gross square feet, and one office building containing 42,000 gross square feet. The purchaser of the property was not affiliated with either Joint Venturer. The Partnership received approximately $2,300,000 in proceeds from the sale, and in July 1987, these proceeds were distributed to the limited partners.

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

        A summary of the assets, liabilities and equity of the Joint Venture as of December 31, 1997 and 1996 and the results of its operations for the years ended December 31, 1997, 1996 and 1995 presented as follows have been adjusted to reflect audited balances for 1996 which became available during the third quarter of 1997. The Partnership's investment in the joint venture as of December 31, 1996 was based on the estimated results of operations for the year then ended. Any differences from those estimates have been reflected in the Partnership's 1997 financial statements. The losses in unconsolidated joint ventures in excess of investment amounted to $937,234 as of December 31, 1997.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.      INVESTMENT IN JOINT VENTURES (Con't.):

                                  RESEARCH TRIANGLE INDUSTRIAL PARK
                                           BALANCE SHEETS
                                     December 31, 1997 and 1996

Assets                                                1997                  1996
------                                           ----------------     -----------------
Land                                                     338,112               338,112
Land improvements                                        799,430               799,430
Buildings                                              4,130,637             4,130,637
                                                ----------------     -----------------
                                                       5,268,179             5,268,179
Less accumulated depreciation                         (3,469,458)           (3,338,925)
                                                ----------------     -----------------
Property, net                                          1,798,721             1,929,254

Cash                                                   1,127,231               745,127
Accounts receivable - affiliates                          20,603                  -
Accounts receivable - other                               35,731               268,317
Escrow deposits                                          330,058                  -
Other                                                    263,149                49,597
                                                ----------------     -----------------

Total Assets                                         $ 3,575,493           $ 2,992,295
                                                ================     =================


Liabilities and Partners' Deficit
---------------------------------
Liabilities:
  Notes payable                                      $ 5,558,723           $ 4,996,884
  Accounts payable and accrued expenses                   90,069                37,403
  Accounts payable - affiliates                             -                   96,443
                                                ----------------     -----------------
Total liabilities                                      5,648,792             5,130,730
                                                ----------------     -----------------

Partners' Deficit:
  The Partnership                                     (1,136,064)           (1,168,632)
  Other investors                                       (937,235)             (969,803)
                                                ----------------     -----------------
Total Partners' Deficit                               (2,073,299)           (2,138,435)
                                                ----------------     -----------------

Total Liabilities and Partners' Deficit              $ 3,575,493          $  2,992,295
                                                ================     =================

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.      INVESTMENT IN JOINT VENTURES (Con't.):

                                   RESEARCH TRIANGLE INDUSTRIAL PARK
                                        STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     1997                  1996                 1995
                                               -----------------     -----------------     ---------------
Income:
  Rental                                           $    886,634           $ 1,029,367          $  946,046
  Interest                                                5,496                   763                 431
                                              -----------------     -----------------     ---------------

  Total Income                                          892,130             1,030,130             946,477
                                              -----------------     -----------------     ---------------

Expenses:
  Property operations                                   101,896               112,982             117,319
  Interest                                              466,651               436,685             440,630
  Depreciation and amortization                         170,218               172,099             510,653
  Administrative:
    Paid to affiliates                                   60,177                58,987              63,527
    Other                                                28,052                12,352                 226
                                              -----------------     -----------------     ---------------

  Total Expenses                                        826,994               793,105           1,132,355
                                              -----------------     -----------------     ---------------

Net income (loss)                                 $      65,136          $    237,025         $  (185,878)
                                              =================     =================     ===============

Allocation of net income (loss):
  The Partnership                                 $      32,568          $    118,513         $   (92,939)
  Other investors                                        32,568               118,512             (92,939)
                                              -----------------     -----------------     ---------------

Total                                             $      65,136          $    237,025         $  (185,878)
                                              =================     =================     ===============


A reconciliation of the investment in Research Triangle Industrial Park Joint Venture is as follows:

                                                             1997                    1996                   1995
                                                       ------------------     -------------------     ------------------
Investment in joint venture at beginning of year          $    (969,802)           $ (1,088,315)         $    (895,376)
Allocated income (loss)                                          32,568                 118,513                (92,939)
Distribution from joint venture                                     -                      -                  (100,000)
                                                     ------------------     -------------------     ------------------

Investment in joint venture at end of year                $    (937,234)           $   (969,802)         $  (1,088,315)
                                                     ==================     ===================     ==================

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.      INVESTMENT IN JOINT VENTURES (Con't.):

        On August 20, 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the Joint Venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. The joint venture has no outstanding debt at December 31, 1997 and 1996.

        In 1994, engineering and surveying costs in the amount of $20,484 were capitalized as part of the cost of land. The book value of the land joint venture as of December 31, 1997, 1996 and 1995 was $432,984. The only operations of the joint venture is the payment of real estate taxes and insurance premiums for this vacant piece of land. Payment of these bills is to be divided equally between the Partnership and Adaron.

        Bills paid entirely by one joint venturer will be reflected through a receivable or payable on the Partnership books. There was a $500 receivable from Adaron and a $500 payable to an affiliate of the Partnership as of December 31, 1997 representing premiums on the 1997 insurance policy. The receivable and payable at December 31, 1996 was $243 and $243, respectively.

         The total capital of the joint venture of $432,982 as of December 31, 1997 and 1996 is divided equally between the Partnership and Adaron. The Partnership's capital of $216,491 as of December 31, 1997 and 1996 is included in the Investment in Joint Ventures on the balance sheet. The Partnership's share of expenses not previously billed by Adaron, totaling $5,532 and $7,321, were allocated to the Partnership for the years ended December 31, 1997 and 1996, respectively. All payments made by each joint venturer are considered capital contributions. Such contributions are offset by the allocated loss from such payments. Therefore, overall capital does not change. A cumulative adjustment of $7,321 was made in 1996 to adjust capital accounts to actual.

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.      INVESTMENT IN JOINT VENTURES (Con't.):

        Minority Interest in Consolidated Joint Venture (Con't.):

        The original Joint Venture agreement provided that any income, loss, gain, cash flow, or sales proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI A and 26.82% to RPILP VI B. On April 1, 1992, utilizing proceeds from a HUD mortgage refinancing, the Partnership bought out RPILP VI A's interest, while RPILP VI B's ownership interest was decreased to 11.5%. The net loss of the Joint Venture from September 27, 1991, date of inception, through December 31, 1997 has been allocated to the minority interests in accordance with the agreement and has been recorded as a reduction of their capital contributions.

        A reconciliation of the minority interest share in the Foxhunt Joint Venture is as follows:
                                                        RPILP VI B
                                                    --------------

Balance at January 1, 1995                               $ 417,160
Allocated loss                                             (31,098)
                                                   ---------------
Balance at December 31, 1995                               386,062
Allocated loss                                             (14,942)
                                                   ---------------
Balance at December 31, 1996                               371,120
Allocated loss                                               4,781
                                                   ---------------
Balance at December 31, 1997                             $ 375,901
                                                   ===============


5.      MORTGAGES AND NOTES PAYABLE:

        The Partnership has the following mortgages payable:

        Northwind Office Park

         A mortgage with a carrying amount of $566,206 and $663,562 at December 31, 1997 and 1996, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due in December 2002. The Partnership is currently not in compliance with certain debt covenants requiring timely payment of taxes levied against the property (see Note 13) and timely filing of financial statements with the financial institution.

        A mortgage with a carrying amount of $278,519 and $314,481 at December 31, 1997 and 1996, respectively, bearing interest at 9%. The mortgage provides for annual principal and interest payments at $57,936, payable in equal monthly installments with the remaining balance originally due in September 1995. No extension has been granted and the loan is currently callable on demand.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


5.      MORTGAGES AND NOTES PAYABLE (Con't.):

        Foxhunt Apartments

        A U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage with a balance of $4,498,327 and $4,528,289 at December 31, 1997 and 1996, respectively, bearing interest at 9%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in April 2027.

        The mortgage is subject to a HUD regulatory agreement which places certain restrictions on the operation of the Partnership. As of December 31, 1997, the Partnership was not in compliance with several of these regulations.

        Other

        A demand note with a balance of $8,531 at December 31, 1996. This note was paid off in full during 1997.


        The aggregate maturities of mortgages and note payable for each of the next five years and thereafter are as follows:

Year                                           Amount

1998                                      $    406,913
1999                                           141,220
2000                                           155,328
2001                                           170,847
2002                                           168,047
Thereafter                                   4,300,697
                                      ----------------

TOTAL                                      $ 5,343,052
                                      ================

The mortgages and note are secured by substantially all of the properties of the partnership.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


6.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

        Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, deposits held in trust, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the nature of these instruments.

        The fair value of the mortgages payable of Northwind, with carrying values of $566,206 and $278,519, and the mortgage payable of Foxhunt, with a carrying value of $4,498,327, cannot be determined because it is uncertain if comparable mortgages could be obtained in the current market due to the poor occupancy at Northwind and the fact that Foxhunt's mortgage payable is insured by the Department of Housing and Urban Development (HUD). See Note 5 for a description of the terms of the mortgages payable.

7.      RELATED PARTY TRANSACTIONS:

        Management fees for the management of Partnership properties are paid to an affiliate of the General Partners. The management agreement provides for a management fee of 5% of the gross monthly rental receipts of each complex. This fee was $96,762, $87,188 and $95,603 and for the years ended December 31, 1997, 1996 and 1995, respectively.

        According to the terms of the partnership agreement, Realmark Properties, Inc. is entitled to a continuing partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the receipt by the limited partners of a noncumulative annual cash return equal to 7% of the average of their adjusted capital contributions (as defined in the partnership agreement). No such fees were paid or accrued for the years ended December 31, 1997, 1996 and 1995.

        Accounts payable - affiliates totaled $76,669 as of December 31, 1997. There were no amounts due to or from affiliates as of December 31, 1996.

        Computer service charges for the partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $4,560 for each of the years ended December 31, 1997, 1996 and 1995.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


7.      RELATED PARTY TRANSACTIONS (Con't.):

        Pursuant to the terms of the partnership agreement, the Corporate General partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses as payroll, legal, rent, depreciation, printing, mailing, travel and communication costs related to Partnership accounting, partner communication and relations, and property marketing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. These charges totaled $93,246, $84,438 and $151,075 in 1997, 1996 and 1995, respectively.

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


8.      INCOME TAXES:

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


8.      INCOME TAXES (Con't.):

        The reconciliation of net loss for the years ended December 31, 1997, 1996 and 1995, as reported in the statement of operations, and as would be reported for tax return purposes is as follows:

                                                                 1997                1996                 1995
                                                            ---------------     ----------------     ---------------
Net loss -
  Statement of operations                                      $  (162,528)           $(418,777)          $(731,183)

Add to (deduct) from:
  Difference in depreciation                                       114,999              (78,980)            (62,733)

  Difference in amortization of loan discount                         -                    -                  2,218
  Basis difference in investment in joint venture                   69,318              115,578             193,182
  Other                                                           (125,740)             (54,952)                -
  Allowance for doubtful accounts                                  (67,268)              27,558              41,403
                                                            ---------------    ----------------     ---------------

Net loss - tax return purposes                                $   (171,219)           $(409,573)          $(557,113)
                                                            ===============    ================     ===============

        The reconciliation of Partners' Deficit for the years ended December 31, 1997, 1996 and 1995, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                           1997                  1996                   1995
                                                     -----------------     ------------------     ------------------
Partners' Deficit -                                      $ (1,816,222)           $(1,653,694)           $(1,234,917)
  Balance Sheet

Add to (deduct from):
  Accumulated difference in depreciation                   (3,712,220)            (3,827,219)            (3,748,239)

  Accumulated amortization of discounts
    on mortgage payables                                    1,208,424              1,208,424              1,208,424

  Syndication fees                                          1,133,176              1,133,176              1,133,176
  Allowance for doubtful accounts                              45,741                113,009                 85,451
  Gain on sale of property                                   (561,147)              (561,147)              (561,147)
  Other                                                      (228,298)              (102,558)               (47,606)
  Difference in investment in joint ventures                  647,808                578,490                462,912
                                                    -----------------     ------------------     ------------------

Partners' Deficit - tax return purposes                  $ (3,282,738)           $(3,111,519)           $(2,701,946)
                                                    =================     ==================     ==================

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


 9.     LEASES

        All residential property rental agreements are for a duration of less than one year. In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 5 years. Future rentals to be received on noncancelable operating leases with terms of more than one year are as follows:

          1998                     $  244,067
          1999                        106,224
          2000                         34,023
                                -------------

          TOTAL                    $  384,314
                                =============


10.     GOING CONCERN CONSIDERATIONS

        On May 5, 1992, the Partnership obtained a mortgage guaranteed by the Department of Housing and Urban Development (HUD). The mortgage is subject to a HUD regulatory agreement which places restrictions on the operations of the Partnership. As of December 31, 1997 the partnership was not in compliance with several of these regulations, including:

    o Failure to return security deposits due and/or provide an itemized list of claims to tenants within 30 days of the tenant's move-out date;

    o   Not maintaining accounting records in accordance with HUD regulations;

    o Lack of segregation of duties in the cash receipts system, in that the person collecting rents and security deposits also maintains the rent roll;

    o   Failure to submit reliable financial status reports on a timely basis;
        and

    o Failure to submit an Affirmative Fair Housing Marketing Plan for HUD approval until after year end.

        The consequences of the noncompliance with these restrictions could include HUD-imposed sanctions such as fines or interest charges. Additionally, the violation of the regulatory agreement could be deemed an event of default by the mortgagor, and HUD could possibly take over as holder of the mortgage.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


10.     GOING CONCERN CONSIDERATIONS (Con't.)

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

        Management is continuing its efforts to reduce expenses, increase rents and implement actions to obtain appropriate refinancing. In addition, management has responded to HUD regarding the aforementioned noncompliance including its intentions to remedy the situation.


11.     SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION


                                   1997               1996               1995
                                   ----               ----               ----

Cash paid for interest         $528,829           $508,311           $520,629
                            ============     ==============     ==============


12.     RECLASSIFICATIONS

        Certain reclassifications have been made to 1995 and 1996 balances to conform to the classifications used for 1997 balances.


13.     CONTINGENCIES

        Included in Accounts Payable and Accrued Expenses on the balance sheet are delinquent taxes and interest on Northwind Office Park for the years 1995 and 1996 totaling approximately $69,511 and $71,086, respectively. The property is scheduled to go into tax sale on May 5, 1998 should the taxes not be paid. The result of such tax sale could be substantial penalties or the potential loss of the property.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


14.     SUBSEQUENT EVENTS

        Subsequent to December 31, 1997, management committed to a plan to sell the assets of Research Triangle Joint Venture. On January 9, 1998, the Joint Venture entered into an agreement to sell substantially all of its real property at a purchase price of $7,600,000. The agreement subsequently expired, but management is continuing to market the assets of the Joint Venture and anticipates a sale in 1998.

SCHEDULE II


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                        VALUATION AND QUALIFYING ACCOUNTS
              For The Years Ended December 31, 1997, 1996 and 1995


                                                           Additions      Charged to
                                            Balance       Charged to        Other                           Balance
                                           Beginning       Cost and       Described       Deductions       at End of
            Description                    of Period       Expenses       Accounts        Described        Period (1)
            -----------                    ---------      ------------    -------------   ----------       ----------
Year ended December 31, 1995
  Unamortized discounts on
  mortgage payable                           $  2,218      $       -       $       -       $     2,218 (2)  $       -
                                         ============     ==========      ==========     =============     ===========




(1) Discounts to be amortized over remaining terms of the respective mortgages.
(2)  Amortization of discounts charged to operations during the year.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

SCHEDULE III
                                                            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                                                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                            DECEMBER 31, 1997

                                    Initial Cost to                                               Gross amounts at which
                                      Partnership                Cost                           Carried at Close of Period
                               ---------------------------   Capitalized                   -------------------------------------
  Property                                                   Subsequent to                                               (1)(2)
 Description    Encumbrances       Land        Buildings     Acquisition     Retirements      Land        Buildings      Total
------------    ------------       ----        ---------     -------------   -----------      ----        ---------      ------
Northwind
 Office Park
 E. Lansing, MI    $   844,725    $  460,515    $ 3,415,895     $469,207    $      -        $ 460,515    $ 3,885,102    $ 4,345,617

Foxhunt
 Apartments
 Kettering, OH       4,498,327       387,500      4,890,020      148,151           -          387,500      5,038,170      5,425,671
                 -------------   -----------   ------------  -----------   ------------  ------------  -------------  -------------
                  $  5,343,052   $   848,015    $ 8,305,915     $617,358    $      -       $  848,015    $ 8,923,272    $ 9,771,288
                 =============   ===========   ============  ===========   ============  ============  =============  =============
Research
 Triangle JV
 Research
 Triangle, NC      $ 5,558,723   $   750,612    $ 4,920,738    $   9,329    $ (412,500)     $ 338,112    $ 4,930,067    $ 5,268,179

Research
Triangle
 Land JV
 Research
 Triangle, NC          -             412,500        -             20,484         -            432,982        -              432,982
                 -------------  -------------   ------------   -----------   ------------  -----------  -------------  -------------
                   $ 5,558,723   $ 1,163,112   $  4,920,738    $  29,813    $ (412,500)    $  771,094    $ 4,930,067    $ 5,701,161
                 =============  =============   ============   ===========   ============  ===========  =============  =============

(table continued)
                                                                    Life on
                                                                     Which
                                                                 Depreciation
                                                                   in Latest
                                                                  Statement
                          (3)(6)          Date                        of
                       Accumulated         of         Date        Operations
                       Depreciation   Construction  Acquired      is Computed
                       ------------   ------------  --------      -----------
Northwind
 Office Park
 E. Lansing, MI        $ 2,203,729     1973         12/83       15 - 25 Years

Foxhunt
 Apartments
 Kettering, OH           2,767,401     1972         02/84       15 - 25 Years

                     -------------
                       $ 4,971,130
                     =============

Research
 Triangle JV
 Research
 Triangle, NC          $ 3,469,458     1985         12/83       15 - 25 Years

Research
Triangle
 Land JV
 Research
 Triangle, NC              -             -          08/92      15 - 25 Years
                     -------------
                       $ 3,469,458
                     =============

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

(1)  Cost for Federal income tax purposes is $9,771,288.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1997, 1996 and 1995 follows:

                                                     Partnership Properties
                                           1997               1996               1995
                                       --------------     --------------     --------------
Balance at beginning of period           $ 9,755,153        $ 9,749,156        $ 9,718,046
Additions                                     16,135              5,997             31,110
Dispositions                                 -                  -                  -
                                      --------------     --------------     --------------
Balance at end of period                 $ 9,771,288        $ 9,755,153        $ 9,749,156
                                      ==============     ==============     ==============

                                                     Joint Venture Property
                                           1997               1996               1995
                                       --------------     --------------     --------------
Balance at beginning of period           $ 5,701,163        $ 5,691,834        $ 5,691,834
Additions                                    -                    9,329            -
Dispositions                                 -                  -                  -
                                      --------------     --------------     --------------
Balance at end of period                 $ 5,701,163        $ 5,701,163        $ 5,691,834
                                      ==============     ==============     ==============

(3) A reconciliation of accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 follows:

                                                            Partnership Properties
                                                  1997               1996               1995
                                              --------------     --------------     --------------
Balance at beginning of period                  $ 4,562,317        $ 4,252,511        $ 3,847,199
Additions charged to cost and expenses
  during the period                                 408,813            309,806            405,312
                                             --------------     --------------     --------------
Balance at end of period                        $ 4,971,130 (4)    $ 4,562,317 (4)    $ 4,252,511 (4)
                                             ==============     ==============     ==============

                                                           Joint Venture Property
                                                  1997               1996               1995
                                              --------------     --------------     --------------
Balance at beginning of period                  $ 3,338,925        $ 3,231,895        $ 2,797,047
Additions charged to cost and expenses
  during the period                                 130,533            107,030            434,848
                                             --------------     --------------     --------------
Balance at end of period                        $ 3,469,458 (4)    $ 3,338,925 (4)    $ 3,231,895 (4)
                                             ==============     ==============     ==============

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


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II



By:     /s/ JOSEPH M. JAYSON                                      4/15/98
        -----------------------------                        --------------
        JOSEPH M. JAYSON,                                           Date
        Individual General Partner


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/ JOSEPH M. JAYSON                                       4/15/98
        ---------------------------                             --------------
        JOSEPH M. JAYSON, President                                  Date
        Principal Executive Officer and Director


        /s/ MICHAEL J. COLMERAUER                                   4/15/98
        -------------------------------------                     --------------
         MICHAEL J. COLMERAUER,                                       Date
         Secretary

        Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

        The Form 10-K is sent to security holders. No other annual report is distributed. No proxy statement, form of proxy or other proxy soliciting material was sent to any of the registrant's security holders with respect to any annual or other meeting or security holders.