Form 10-Q
period 1998-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1998-05-20
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
March 31, 1998                                                0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its Charter)

Delaware                                             16-1212761
--------                                             ----------
(State of Formation)                      (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1998, the issuer had 10,000 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

         Balance Sheets -
                  March 31, 1998 and December 31, 1997                      3

         Statements of Operations -
                  Three Months Ended March 31, 1998 and 1997                4

         Statements of Cash Flows -
                  Three Months Ended March 31, 1998 and 1997                5

         Statements of Partners' (Deficit) -
                  Three Months Ended March 31, 1998                         6

         Notes to Financial Statements                                    7 - 18


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF
         ----------------------------------
         OPERATIONS                                                      19 - 21
         ----------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1998 and December 31, 1997
                      ------------------------------------
                                   (Unaudited)

                                                                     March 31,               December 31,
                                                                       1998                      1997
                                                                       ----                      ----
ASSETS
------
Property, at cost:
     Land                                                         $       848,015         $         848,015
     Buildings and improvements                                         8,923,273                 8,923,273
     Furniture and fixtures                                               425,000                   425,000
                                                                 ----------------         -----------------
                                                                       10,196,288                10,196,288
     Less accumulated depreciation                                      5,509,275                 5,396,130
                                                                 ----------------         -----------------
          Property, net                                                 4,687,013                 4,800,158

Cash - security deposits                                                   71,333                    70,895
Escrow deposits                                                           335,141                   277,566
Accounts receivable, net of allowance for doubtful
     accounts of $59,482 and $49,139, respectively                         10,659                     2,846
Mortgage costs, net of accumulated
amortization of $98,952 and $96,854                                       243,443                   245,542
Other assets                                                               17,951                    23,176
                                                                 ----------------         -----------------

           Total Assets                                          $      5,365,540         $       5,420,183
                                                                 ================         =================

LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                               $       252,788         $         151,190
     Mortgages payable                                                  5,303,876                 5,343,052
     Accounts payable and accrued expenses                                542,200                   457,535
      Accounts payable - affiliates                                        67,038                    76,669
     Accrued interest                                                      40,335                    40,427
     Security deposits                                                     74,418                    70,884
                                                                 ----------------         -----------------
           Total Liabilities                                            6,280,655                 6,139,757
                                                                 ----------------         -----------------

Losses of unconsolidated joint ventures
     in excess of investment                                              485,927                   533,391
                                                                 ----------------         -----------------

Minority interest in consolidated
     joint venture                                                        367,294                   375,901
                                                                 ----------------         -----------------

Partners' (Deficit):
     General partners                                                    (178,012)                 (173,828)
     Limited partners                                                  (1,590,324)               (1,455,038)
                                                                 ----------------         -----------------
          Total Partners' (Deficit)                                    (1,768,336)               (1,628,866)
                                                                 ----------------         -----------------

          Total Liabilities and Partners' (Deficit)              $      5,365,540         $       5,420,183
                                                                 ================         =================


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

                                                                     Three Months              Three Months
                                                                         Ended                    Ended
                                                                       March 31,                March 31,
                                                                         1998                      1997
                                                                         ----                      ----
Income:
     Rental                                                      $        476,467         $         472,033
     Interest and other income                                             22,280                    11,608
                                                                 ----------------         -----------------
     Total income                                                         498,747                   483,641
                                                                 ----------------         -----------------

Expenses:
     Property operations                                                  344,325                   194,394
     Interest                                                             121,204                   124,748
     Depreciation and amortization                                        115,634                    47,091
     Administrative:
          Paid to affiliates                                               43,697                    39,418
          Other                                                            69,429                    42,816
                                                                 ----------------         -----------------
     Total expenses                                                       694,289                   448,467
                                                                 ----------------         -----------------

Income (loss) before allocated loss from joint venture
     and loss allocated to minority interest                             (195,542)                   35,174

Allocated income (loss) from joint venture                                 47,465                    (1,611)

(Income) loss allocated to minority interest                                8,607                   (75,913)
                                                                 ----------------         -----------------

Net loss                                                         $       (139,471)        $         (42,350)
                                                                 ================         =================

Loss per limited partnership unit                                $         (13.53)        $           (4.11)
                                                                 ================         =================

Distributions per limited partnership unit                       $              -         $               -
                                                                 ================         =================

Weighted average number of
     limited partnership units
     outstanding                                                           10,000                    10,000
                                                                 ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

                                                                     Three Months               Three Months
                                                                         Ended                     Ended
                                                                       March 31,                  March 31,
                                                                         1998                       1997
                                                                         ----                       ----
Cash flow from operating activities:
     Net loss                                                      $     (139,471)            $     (42,350)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                                        117,039                    47,091
     Loss from joint venture                                              (47,465)                    1,611
     Minority interest share of net income (loss)                          (8,607)                   75,914
Changes in operating assets and liabilities:
     Cash - security deposits                                                (438)                  (19,062)
     Escrow deposits                                                      (57,575)                  (53,217)
     Accounts receivable                                                   (7,813)                   (3,341)
     Other assets                                                           5,225                     5,538
     Accounts payable and accrued expenses                                 84,665                  (174,691)
     Accrued interest                                                         (92)                      175
     Security deposits                                                      3,534                    19,604
                                                                 ----------------         -----------------
Net cash (used in) operating activities                                   (50,997)                 (142,729)
                                                                 ----------------         -----------------

Cash flow from investing activities:
     Accounts receivable - affiliates                                           -                         -
     Capital expenditures                                                       -                         -
     Distributions from joint venture                                           -                         -
                                                                 ----------------         -----------------
Net cash (used in) provided by investing activities                             -                         -
                                                                 ----------------         -----------------

Cash flows from financing activities:
     Cash overdraft                                                       101,598                   170,907
     Principal payments on mortgages and notes                            (39,176)                  (35,899)
     Accounts payable - affiliates                                        (11,425)                         -
                                                                 ----------------         -----------------
Net cash provided by (used in) financing activities                        50,997                   135,008
                                                                 ----------------         -----------------

(Decrease) in cash                                                              -                    (7,721)

Cash - beginning of period                                                      -                     7,721
                                                                 ----------------         -----------------

Cash - end of period                                             $              -         $               -
                                                                 ================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                      $        121,296         $         124,573
                                                                 ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                        Three Months Ended March 31, 1998
                        ---------------------------------
                                   (Unaudited)


                                        General                       Limited Partners
                                       Partners
                                        Amount                 Units                   Amount
                                        ------                 -----                   ------

Balance, January 1, 1998             $      (173,828)               10,000       $      (1,455,038)

Distributions to partners                          -                    -                        -

Net loss                                      (4,184)                   -                 (135,286)
                                     ---------------      ---------------        -----------------

Balance, March 31, 1998              $      (178,012)              10,000        $      (1,590,324)
                                     ===============      ===============        =================





                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)


1.       GENERAL PARTNER'S DISCLOSURE
         ----------------------------

         In the opinion of the General Partners of Realmark Property Investors Limited Partnership II, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

2.       FORMATION AND OPERATION OF PARTNERSHIP
         --------------------------------------

         RealmarkProperty Investors Limited Partnership II (the "Partnership"), a Delaware Limited Partnership, was formed March 25, 1982, to invest in a diversified portfolio of income-producing real estate.

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


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results copuld differ from those estimates.

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

         -----------------------------------------------------

         Property and depreciation
         -------------------------

         Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $408,814, $309,806 and $405,312 for the years ended December 31, 1997, 1996, and 1995, respectively. The useful lives of the Partnership's assets range from 15 to 25 years. Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. The Accelerated Cost Recovery System are used to calculate depreciation expense for tax purposes.

         Mortgage Costs
         --------------

         Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the term of the mortgage using the straight-line method.

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

4.       ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
         ----------------------------------------------

         In December 1983 the Partnership acquired an office complex (Northwind) located in East Lansing, Michigan for a purchase of $3,876,410, which included $285,713 in acquisition fees.

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

         ---------------------------------------

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


         In 1994, engineering and surveying costs in the amount of $20,484,were capitalized as part of the cost of the land. The book value of the land joint venture as of December 31, 1997, 1996, and 1995 was $432,984. The only operations of the joint venture is the payment of real estate taxes and insurance premiuims for this vacant piece of land. Payment of these bills is to be divided equally between the Partnership and Adaron.

         Bills paid entirely by the one joint venturer will be reflected through a receivable or payable on the Partnership books. There was a $500 receivable from Adaron and a $500 payable to an affiliate of the Partnership as of December 31, 1997 representing premiums on the 1997 insurance policy. The receivable and payable at December 31, 1996 was $243 and $243, respectively.

         On August 20, 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Traingle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. The ownership of the Joint Venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. The joint venture has no outstanding debt at December 31, 1997 and 1996.

         A summary of the combined assets, liabilities and equity of the joint venture as of March 31, 1998 and December 31, 1997, and the results of its operations for the three month periods ended March 31, 1998 and 1997 are as follows:

         On September 21, 1991 the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership VI-A (RPILP VI-A) and Realmark Property Investors Limited Partnership VI-B (RPILP VI-B). The joint venture was formed for the purpose of operating the Foxhunt Apartment complex owned by the Partnership. Under the terms of the agreement, RPILP VI-A contributed $390,000 and RPILP VI-B $1,041,568 to buy out the promissory note on the property. The Partnership contributed the property net of the first mortgage.

         The original joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI-A and 26.82% to RPILP VI-B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP VI-A's interest and decreased RPILP VI-B's ownership interest to 11.5%. The net income/loss of the joint venture from the date of inception through March 31, 1998 has been allocated to the minority interests in accordance with the agreements and has been recorded as an addition/reduction to their capital contributions.

         A reconciliation of the minority interests share in the Foxhunt Joint Venture is as follows:

         Balance, January 1, 1998                             $        375,901
         Allocated income/(loss)                                        (8,607)
                                                              ----------------
         Balance, March 31, 1998                              $        367,294
                                                              ================

6.       MORTGAGES AND NOTES PAYABLE
         ---------------------------

         Northwind Office Park
         ---------------------

         A U.S. Department of Housing and Urban Developemtn (HUD) guaranteed mortgage with a balance of $550,734 at March 31, 1998 bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due December 2002.

         A mortgage with a balance of $267,438 at March 31, 1998 bearing interest at 9.00%. The mortgage provides for annual principal and interest payments of $57,936, payable in equal monthly installments with the remaining balance originally due September 1995. The Partnership has not been granted an extension and therefore the loan is currently callable on demand.

         Foxhunt Apartments
         ------------------

         A mortgage with a balance of $4,487,727 at March 31, 1998 bearing interest at 9.00%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in March 2027.

         The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

         Year                                        Amount
         ----                                        ------

         1998                                         $    367,737
         1999                                              141,220
         2000                                              155,328
         2001                                              170,847
         2002                                              168,047
         Thereafter                                      4,300,697
                                                      ------------

         TOTAL                                        $  5,303,876
                                                      ============


         The mortgages and note are secured by substancially all of the properties of the partnership.

         7. FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards of No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, accounts receivable-affiliates, accounts payable, accured expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

         9. RELATED PARTY TRANSACTIONS: Management fees for the management of Partnership properties are paid to an affiliate of the General Partner. the management agreement provide for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property.

         According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined inthe Parnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the partnership for the three months ended March 31, 1998 and 1997.

         Computer service charges for the Partnership are paid or accured to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $925 and $1,140 for the three months ended March 31, 1998 and 1997, respectively.

         Pursuant to the terms of the partnerhsip agreement, the Corporate General partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partneship. These charges were for the Partnership's allocated share of such costs and expenses as payroll, legal, rent, depreciation, printing, mailing, travel, and communication costs related to Partnership accounting, partner communication and relations, and property marketing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees allocated based on total assets, number of partners and number of units, respectively. These charges totaled $93,246, and $84,438 and $151,075 in 1997, 1996, and 1995, respectively.

         The general partners are also allowed to collect a property disposition fee upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in the arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original contributions. Fees earned on the sale of Colony Kettering and Research Phase I are approximately $115,500 and $315,000, respectively. These amounts will not be recorded as Partnership liabilities until such time payment becomes profitable.

         Accounts payable-affiliates totaled $67,038 as of March 31, 1998


10.      INCOME TAXES
         ------------

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

         The reconciliation of net loss for the three month periods ended March 31, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                   March 31,       March 31,
                                                     1998            1997
                                                     ----            ----
         Net loss -
              Statement of operations              $(139,471)    $    (42,350)
         (Add to) deduct from:
              Difference in depreciation            (113,145)         (19,745)
              Difference in amortization of
              loan discount                                -                -
              Allowance for doubtful accounts          7,813            6,890
              Difference in depreciation -
              Joint Ventures                          38,152           28,895
                                                 -----------   --------------

         Net loss for tax purposes                $ (206,651)   $     (26,310)
                                                 ===========   ==============

         The reconciliation of partner's (deficit) at March 31, 1998 and December 31, 1997 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                March 31,           December 31,
                                                  1998                 1997
                                                  ----                 ----

        Partner's (Deficit) - balance sheet   $  (1,768,336)      $  (1,816,222)
        Add to (deduct from):
             Accumulated difference in
             depreciation                        (3,825,365)         (3,712,220)
             Accumulated amortization
             of discounts on mortgage
             payables                             1,208,424           1,208,424
             Syndication fees                     1,133,176           1,133,176
             Gain on sale of property              (561,147)           (561,147)
             Allowance for doubtful
             accounts                                53,554              45,741
             Other                                 (228,298)           (228,298)
             Difference in Investment
             in Joint Venture                       685,960             647,808
                                              -------------      --------------

        Partner's (Deficit) - tax return      $  (3,302,032)      $  (3,282,738)
                                              =============      ==============

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1998 and December 31, 1997
                      ------------------------------------

                                                                              March 31,               December 31,
                                                                                1998                      1997
ASSETS
------
Cash and cash equivalents                                                $        1,161,489        $       1,127,231
Property, net of accumulated depreciation                                         1,768,382                1,798,721
Accounts receivable - other                                                           5,146                   35,731
Other assets                                                                        724,473                  613,810
                                                                         ------------------        -----------------

                 Total Assets                                            $        3,659,490        $       3,575,493
                                                                         ==================        =================



LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Notes payable                                                       $        5,544,615        $       5,558,723
     Accounts payable and accrued expenses                                           92,359                   90,069
     Accounts payable - affiliates                                                      885                        -
                                                                         ------------------        -----------------
                 Total Liabilities                                                5,637,859                5,648,792
                                                                         ------------------        -----------------

Partners' (Deficit):
     General partners                                                              (940,560)              (1,136,064)
     Other investors                                                             (1,037,809)                (937,235)
                                                                         ------------------        -----------------
                Total Partners' (Deficit)                                        (1,978,369)              (2,073,299)
                                                                         ------------------        -----------------

                Total Liabilities and Partners' (Deficit)                $        3,659,490        $       3,575,493
                                                                         ==================        =================

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1997 and 1998
                   ------------------------------------------

                                                                            Three Months              Three Months
                                                                                Ended                    Ended
                                                                              March 31,                March 31,
                                                                                1998                      1997
                                                                                ----                      ----
Income:
     Rental                                                              $          289,403        $         246,104
     Interest and other income                                                          218                    1,448
                                                                         ------------------        -----------------
     Total income                                                                   289,621                  247,552
                                                                         ------------------        -----------------

Expenses:
     Property operations                                                             24,704                   12,436
     Interest                                                                       115,521                  107,553
     Depreciation and amortization                                                   37,881                  113,867
     Administrative                                                                  16,585                   16,917
                                                                         ------------------        -----------------
     Total expenses                                                                 194,691                  250,773
                                                                         ------------------        -----------------

Net income (loss)                                                        $           94,930        $          (3,221)
                                                                         ==================        =================


Allocation of net income (loss):
     The Partnership                                                     $           47,465        $          (1,611)
     RPILP II                                                                        47,465                   (1,610)
                                                                         ------------------        -----------------
                                                                         $           94,930        $          (3,221)
                                                                         ==================        =================


A reconciliation of the investment in Reasearch Triangle Industrial Park Joint Venture is as follows:


                                                                 1998
                                                           ---------------
Investment in joint venture at beginning of year                 (937,234)
Allocated income (loss)                                            47,465
Distribution from joint venture                                         -
                                                          ===============
Investment in joint venture at March 31, 1998                    (889,769)
                                                          ===============

PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's net loss for the quarter ended March 31, 1998 was significantly higher than that which resulted in the same quarter of 1997. Research Triangle Office Complex continues to generate the cash which the Partnership needs to fund the shortfalls which Northwind Office Park generates. Management is continually monitoring the operations of both Research Triangle and Foxhunt to insure continued positive cash flow for the Partnership.

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

There were no Partnership distributions for either the three months ended March 31, 1998 or 1997. Management continues to look for a lender to refinance both Northwind and Research Triangle in an attempt to reduce debt service by securing lower interest rates. If cash flow improves in the coming quarters, the General Partners envision making a distribution to the partners.


Results of Operations:
---------------------

For the quarter ended March 31, 1998, the Partnership's net loss was $139,471 or $13.53 per limited partnership unit. Net loss for the quarter ended March 31, 1997 amounted to $42,350 or $4.11 per limited partnership unit.

Partnership revenue for the quarter ended March 31, 1998 totaled $498,747, an increase from the 1997 amount of $483,641. Total rental revenue was responsible for the entire increase in revenues; the increase in rental income totaled over $4,400. Interest and other income decreased just under $11,000. The increase in other income can be attributed to reimbursed property taxes from prior years overpayment.

For the quarter ended March 31, 1998, Partnership expenses amounted to $344,325, increasing over $149,000 from the 1997 quarter amount. Interest expense remained fairly constant between the quarters ended March 31, 1998 and 1997, while administrative charges increased between the two years. Improved occupancies and collections resulted in an increase in management fees; a large increase in portfolio management and accounting fees was also noted. These increases were primarily due to activities undertaken to stabilize occupancies and otherwise enhance the value of the portfolio in anticipation of the possible refinancing or sale of properties.

The Research Triangle Industrial Park Joint Venture generated a total net income of $94,930 for the three month period ended March 31, 1998. The joint venture generated a net loss of $3,221 for the three month period ended March 31, 1997. A slight increase in rental revenue resulted.

For the three months ended March 31, 1998, the Partnership generated a tax loss of $206,651 or $20.66 per limited partnership unit. The tax loss for the first three months of 1997 totaled $26,310 or $2.55 per unit.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP II



By:      /s/Joseph M. Jayson                                May 20, 1998
         ----------------------------               ------------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                               May 20, 1998
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/ Michael J. Colmerauer                          May 20, 1998
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary