Form 10-Q
period 1998-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1998-08-12
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
June 30, 1998                                               0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its Charter)

Delaware                                            16-1212761
--------------------                       --------------------------------
(State of Formation)                       (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1998, the issuer had 10,000 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------

                                      INDEX
                                      -----

                                                                          PAGE NO.
                                                                          --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

                  Balance Sheets -
                           June 30, 1998 and December 31, 1997                  3

                  Statements of Operations -
                           Three Months Ended June 30, 1998 and 1997            4

                  Statements of Operations -
                           Six Months Ended June 30, 1998 and 1997              5

                  Statements of Cash Flows -
                           Six Months Ended June 30, 1998 and 1997              6

                  Statements of Partners' (Deficit) -
                           Six Months Ended June 30, 1998 and 1997              7

                  Notes to Financial Statements                            8 - 20


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    21 - 23
         ---------------------------------------------


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1998 and December 31, 1997
                       -----------------------------------
                                   (Unaudited)

                                                                     June 30,                December 31,
                                                                       1998                      1997
                                                                       ----                      ----
ASSETS
------
Property, at cost:
     Land                                                               $ 848,015                 $ 848,015
     Buildings and improvements                                         8,923,273                 8,923,273
     Furniture and fixtures                                               425,000                   425,000
                                                                  ----------------         -----------------
                                                                       10,196,288                10,196,288
     Less accumulated depreciation                                      5,622,421                 5,396,130
                                                                  ----------------         -----------------
          Property, net                                                 4,573,867                 4,800,158

Cash                                                                          198                         -
Cash - security deposits                                                   71,333                    70,895
Escrow deposits                                                           383,917                   277,566
Accounts receivable, net of allowance for doubtful
     accounts of $66,506 and $49,139, respectively                          7,265                     2,846
Mortgage costs, net of accumulated
     amortization of $101,051 and $96,854                                 241,345                   242,460
Leasing commissions, net of accumulated amortization
     of $5,897 and $5,117                                                   2,302                     3,082
Other assets                                                                7,814                    23,172
                                                                  ----------------         -----------------

           Total Assets                                               $ 5,288,041               $ 5,420,179
                                                                  ================         =================

LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Cash overdraft                                                   $         -              $    151,190
     Mortgages payable                                                  5,295,932                 5,343,052
     Accounts payable and accrued expenses                                613,928                   457,535
     Account payable - affiliates                                          28,270                    76,669
     Accrued interest                                                      59,087                    40,427
     Security deposits and prepaid rents                                   97,778                    70,884
                                                                  ----------------         -----------------
           Total Liabilities                                            6,094,995                 6,139,757
                                                                  ----------------         -----------------

Losses of unconsolidated joint ventures
     in excess of investment                                              888,188                   720,743
                                                                  ----------------         -----------------

Minority interest in consolidated
     joint venture                                                        215,420                   375,901
                                                                  ----------------         -----------------

Partners' (Deficit):
     General partners                                                    (218,072)                 (215,242)
     Limited partners                                                  (1,692,490)               (1,600,980)
                                                                  ----------------         -----------------
          Total Partners' (Deficit)                                    (1,910,562)               (1,816,222)
                                                                  ----------------         -----------------

          Total Liabilities and Partners' (Deficit)                   $ 5,288,041               $ 5,420,179
                                                                  ================         =================


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                    Three Months Ended June 30, 1998 and 1997
                    -----------------------------------------
                                   (Unaudited)

                                                                         Three Months                 Three Months
                                                                            Ended                        Ended
                                                                           June 30,                     June 30,
                                                                             1998                         1997
                                                                             ----                         ----
Income:
     Rental                                                                 $ 474,933                    $ 445,269
     Interest and other income                                                 37,886                       35,318
                                                                       ---------------              ---------------
     Total income                                                             512,819                      480,587
                                                                       ---------------              ---------------

Expenses:
     Property operations                                                      280,291                      173,887
     Interest                                                                 129,928                      123,953
     Depreciation and amortization                                            115,634                       49,634
     Administrative:
          Paid to affiliates                                                   41,132                       67,168
          Other                                                                87,668                       77,607
                                                                       ---------------              ---------------
     Total expenses                                                           654,653                      492,249
                                                                       ---------------              ---------------

Loss before allocated loss from joint venture
     and loss allocated to minority interest                                 (141,834)                     (11,662)

Allocated loss from joint venture                                              35,091                       (1,927)

(Income) loss allocated to minority interest                                  151,874                      (60,288)
                                                                       ---------------              ---------------

Net loss                                                                     $ 45,131                    $ (73,877)
                                                                       ===============              ===============

Loss per limited partnership unit                                            $   4.38                    $   (7.17)
                                                                       ===============              ===============

Distributions per limited partnership unit                                   $      -                    $       -
                                                                       ===============              ===============

Weighted average number of
     limited partnership units
     outstanding                                                               10,000                       10,000
                                                                       ===============              ===============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                    Six Months                Six Months
                                                                       Ended                    Ended
                                                                     June 30,                  June 30,
                                                                       1998                      1997
                                                                       ----                      ----
Income:
     Rental                                                             $ 951,400              $ 917,302
     Interest and other income                                             60,166                 46,926
                                                                  ----------------      -----------------
     Total income                                                       1,011,566                964,228
                                                                  ----------------      -----------------

Expenses:
     Property operations                                                  624,616                368,281
     Interest                                                             251,132                248,701
     Depreciation and amortization                                        231,268                 96,725
     Administrative:
          Paid to affiliates                                               84,829                106,586
          Other                                                           157,097                120,423
                                                                  ----------------      -----------------
     Total expenses                                                     1,348,942                940,716
                                                                  ----------------      -----------------

(Loss) income before allocated income (loss) from joint venture
     and loss (income) allocated to minority interest                    (337,376)                23,512

Allocated income (loss) from joint venture                                 82,556                 (3,538)

Loss (income) allocated to minority interest                              160,481               (136,202)
                                                                  ----------------      -----------------

Net loss                                                                $ (94,340)            $ (116,228)
                                                                  ================      =================

Loss per limited partnership unit                                       $   (9.15)            $   (11.27)
                                                                  ================      =================

Distributions per limited partnership unit                              $       -             $        -
                                                                  ================      =================

Weighted average number of
     limited partnership units
     outstanding                                                           10,000                 10,000
                                                                  ================      =================


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                    Six Months                Six Months
                                                                       Ended                    Ended
                                                                     June 30,                  June 30,
                                                                       1998                      1997
                                                                       ----                      ----
Cash flow from operating activities:
     Net loss                                                           $ (94,340)            $ (116,228)

Adjustments to reconcile net loss to net cash
    (used in) provided by operating
     activities:
     Depreciation and amortization                                        231,268                 96,725
     Loss from joint venture                                              (82,556)                 3,538
     Minority interest share of net loss                                 (160,481)               136,202
Changes in operating assets and liabilities:
     Cash - security deposits                                                (438)               (19,502)
     Escrow deposits                                                     (106,351)              (113,776)
     Accounts receivable                                                   (4,419)                (3,581)
     Leasing commissions                                                        -                      -
     Other assets                                                          15,358                 11,778
     Accounts payable and accrued expenses                                156,393               (128,982)
     Accrued interest                                                      18,660                 (7,728)
     Security deposits                                                     26,894                 28,649
                                                                  ----------------      -----------------
Net cash (used in) provided by operating activities                           (11)              (112,905)
                                                                  ----------------      -----------------

Cash flow from investing activities:
     Distributions from joint venture                                     250,000                      -
                                                                  ----------------      -----------------
Net cash provided by investing activities                                 250,000                      -
                                                                  ----------------      -----------------

Cash flows from financing activities:
     Cash overdraft                                                      (151,190)               171,956
     Accounts payable - affiliates                                        (48,399)                12,914
     Principal payments on mortgages and notes                            (47,120)               (81,185)
     Mortgage costs                                                        (3,082)                 2,099
                                                                  ----------------      -----------------
Net cash provided by (used in) financing activities                      (249,791)               105,784
                                                                  ----------------      -----------------

Increase (decrease) in cash                                                   198                 (7,121)

Cash - beginning of period                                                      -                  7,121
                                                                  ----------------      -----------------

Cash - end of period                                                    $     198              $       -
                                                                  ================      =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                             $ 232,472              $ 256,429
                                                                  ================      =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)


                                                                General
                                                               Partners                       Limited Partners
                                                                Amount                 Units                   Amount
                                                                ------                 -----                   ------

Balance, January 1, 1997                                          $ (210,366)              10,000             $ (1,443,328)

Net loss                                                              (3,487)                   -                 (112,741)
                                                           ------------------      ---------------        -----------------

Balance, June 30, 1997                                            $ (213,853)              10,000             $ (1,556,069)
                                                           ==================      ===============        =================




Balance, January 1, 1998                                          $ (215,242)              10,000             $ (1,600,980)

Net income                                                            (2,830)                   -                  (91,510)
                                                           ------------------      ---------------        -----------------

Balance, June 30, 1998                                            $ (218,072)              10,000             $ (1,692,490)
                                                           ==================      ===============        =================



                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)


1.       GENERAL PARTNER'S DISCLOSURE
         ----------------------------

         In the opinion of the General Partners of Realmark Property Investors Limited Partnership II, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

         -------------------------------------------------

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

         ----------------------------------------------------------

         In February 1984 the Partnership acquired a 250 unit complex (Foxhunt) located in Dayton, Ohio for a purchase price of $5,702,520, which included $455,637 in acquisition fees.

         In December 1983 the Partnership acquired an office complex (Northwind) located in East Lansing, Michigan for a purchase of $3,876,410, which included $285,713 in acquisition fees. In 1984, the carrying value of the property was increased for additional acquisition fees of $123,950.

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

         ---------------------------------------

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

         ---------------------------------------

         On August 20, 1992, the Partnership entered into an agreement with Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop land on the site of Research Triangle. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture is shown at cost of $412,500. This joint venture had no operations and limited expenses, including real estate taxes and insurance expense, for the six month period ended June 30, 1998 or 1997.

         A summary of the combined assets, liabilities and equity of the joint venture as of June 30, 1998 and December 31, 1997, and the results of its operations for the six month periods ended June 30, 1998 and 1997 are as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1998 and December 31, 1997
                       -----------------------------------

                                                                             June 30,                   December 31,
                                                                               1998                         1997
                                                                               ----                         ----
ASSETS
------

Cash and cash equivalents                                                      $ 495,048                  $ 1,127,231
Property, net of accumulated depreciation                                      1,738,044                    1,798,721
Other assets                                                                   1,031,439                      649,541
                                                                          ---------------              ---------------

                 Total Assets                                                $ 3,264,531                  $ 3,575,493
                                                                          ===============              ===============


LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Notes payable                                                           $ 5,534,953                  $ 5,558,723
     Accounts payable - affiliates                                                 9,460                            -
     Accounts payable and accrued expenses                                       128,306                       90,069
                                                                          ---------------              ---------------
                 Total Liabilities                                             5,672,719                    5,648,792
                                                                          ---------------              ---------------

Partners' (Deficit):
     General partners                                                         (1,303,510)                  (1,136,064)
     Other investors                                                          (1,104,679)                    (937,235)
                                                                          ---------------              ---------------
                Total Partners' (Deficit)                                     (2,408,188)                  (2,073,299)
                                                                          ---------------              ---------------

                Total Liabilities and Partners' (Deficit)                    $ 3,264,531                  $ 3,575,493
                                                                          ===============              ===============


                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------

                                                                            Six Months                   Six Months
                                                                              Ended                        Ended
                                                                             June 30,                     June 30,
                                                                               1998                         1997
                                                                               ----                         ----
Income:
     Rental                                                                    $ 542,902                 $ 499,029
     Interest and other income                                                       407                     2,562
                                                                          ---------------           ---------------
     Total income                                                                543,309                   501,591
                                                                          ---------------           ---------------

Expenses:
     Property operations                                                          22,222                    30,299
     Interest                                                                    229,470                   214,654
     Depreciation and amortization                                                75,763                   227,735
     Administrative                                                               50,743                    35,978
                                                                          ---------------           ---------------
     Total expenses                                                              378,198                   508,666
                                                                          ---------------           ---------------

Net income (loss)                                                              $ 165,111                  $ (7,075)
                                                                          ===============           ===============



Allocation of net income (loss):
     The Partnership                                                            $ 82,556                  $ (3,538)
     RPILP II                                                                     82,555                    (3,537)
                                                                          ---------------           ---------------

                                                                               $ 165,111                  $ (7,075)
                                                                          ===============           ===============


A reconciliation of the investments in Research Triangle Industrial Park Joint
Ventures:

Investment in Joint Venture at beginning of period                            $ (937,234)
Distributions                                                                   (250,000)
Allocated income                                                                  82,556
                                                                          ---------------

Investment in Joint Venture at end of period                                $ (1,104,679)
                                                                          ===============

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

         The original joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI-A and 26.82% to RPILP VI-B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP VI-A's interest and decreased RPILP VI-B's ownership interest to 11.5%. The net loss of the joint venture from the date of inception through June 30, 1998 has been allocated to the minority interests in accordance with the agreements and has been recorded as a reduction of their capital contributions.

         A reconciliation of the minority interests share in the Foxhunt Joint Venture is as follows:

         Balance, January 1, 1998                             $  375,901
         Allocated loss                                         (160,481)
                                                              ----------
         Balance, June 30, 1998                               $  215,420
                                                              ==========

6.       MORTGAGES PAYABLE
         -----------------

         Northwind Office Park
         ---------------------

         A mortgage with a balance of $543,093 and $620,864 at June 30, 1998 and 1997, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due December 2002.

         A mortgage with a balance of $270,260 and $299,171 at June 30, 1998 and 1997, respectively, bearing interest at 9.00%. The mortgage provides for annual principal and interest payments of $57,936, payable in equal monthly installments with the remaining balance originally due September 1995. The Partnership has not been granted an extension and therefore the loan is currently callable on demand.

         ----------------------------

         Foxhunt Apartments
         ------------------

         A mortgage with a balance of $4,482,579 and $4,513,643 at June 30, 1998 and 1997, respectively, bearing interest at 9.00%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in March 2027.

         The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

         Year                                             Amount
         ----                                             ------

         1998                                         $    406,913
         1999                                              141,220
         2000                                              155,328
         2001                                              170,847
         2002                                              168,047
         Thereafter                                      4,300,697
                                                      ------------

         TOTAL                                         $ 5,343,052
                                                      ============

         The mortgages and note are secured by substantially all of the properties of the Partnership.

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, deposits held in trust, accounts payable, accrued expenses, accounts payable - affiliates and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

         The fair value of the mortgages payable of Northwind, with carrying values of $543,093 and $270,260, cannot be determined because it is uncertain if comparable mortgages could be obtained in the current market due to the poor occupancy at Northwind. The fair value of the mortgage payable of Foxhunt, with a carrying value of $4,482,579, is believed to approximate its carrying value since a new mortgage was obtained in July 1998.

8.       RELATED PARTY TRANSACTIONS
         --------------------------

         Management fees for the management of Partnership properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $47,886 and $47,596 for the six months ended June 30, 1998 and 1997, respectively.

         According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1998 and 1997.

         Accounts payable - affiliates amounted to $28,270 and $12,914 at June 30, 1998 and 1997, respectively. This balance is payable on demand.

         Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $2,280 for both the six months ended June 30, 1998 and 1997, respectively.

         Pursuant to the terms of the partnership agreement, the Corporate General Partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses as payroll, legal, rent, depreciation, printing, mailing, travel and communication costs related to Partnership accounting, partner communication and relations, and property marketing. Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively.

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

9.       INCOME TAXES
         ------------

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

         The reconciliation of net loss for the six month periods ended June 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                   June 30,         June 30,
                                                     1998             1997
                                                     ----             ----
         Net loss -
              Statement of operations            $  (  94,340)    $   (116,228)
         (Add to) deduct from:
              Difference in depreciation               57,500        (  39,490)
              Difference in amortization of
              loan discount                                 -                -
              Allowance for doubtful accounts        ( 33,634)          13,780
              Other                                  ( 62,870)               -
              Difference in depreciation -
              Joint Ventures                           34,659           57,790
                                                 ------------    -------------

         Net (loss) for tax purposes             $  (  98,685)     $ (  84,148)
                                                 ============    =============

         ------------------------

         The reconciliation of partner's (deficit) at June 30, 1998 and December 31, 1997 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                   June 30,         December 31,
                                                     1998               1997
                                                     ----               ----
         Partner's (Deficit) - balance sheet  $  (1,910,562)      $ (1,816,222)
           Add to (deduct from):
             Accumulated difference in
             depreciation                        (3,866,709)        (3,712,220)
             Accumulated amortization
             of discounts on mortgage
             payables                             1,208,424          1,208,424
             Syndication fees                     1,133,176          1,133,176
             Gain on sale of property            (  561,147)        (  561,147)
             Allowance for doubtful
             accounts                               126,789             45,741
             Other                               (  102,558)        (  228,298)
             Difference in Investment
             in Joint Venture                       636,280            647,808
                                              -------------       ------------

        Partner's (Deficit) - tax return      $  (3,336,307)      $ (3,282,738)
                                              =============       ============

10.      SUBSEQUENT EVENTS
         -----------------

         In July 1998, the mortgage on the Foxhunt Apartments was successfully refinanced and the old mortgage was paid off in full. No significant gain or loss on the refinancing occurred.

         The new loan has a principal balance of $6,000,000 and a two year term in which interest only payments are to be made at a rate equivalent to 350 basis points over the thirty-day LIBOR rate. The loan may at any time during the two years be converted to a thirty year fixed mortgage.

PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Liquidity and Capital Resources
-------------------------------

Although the Partnership continues to operate with a net loss for the six month period ended June 30, 1998, there are definite signs of improvement as compared to the same six month period in the previous year. Rental income has increased approximately 4% from the six month period ended June 30, 1998 as compared to the same period in 1997 due to management's continued efforts to increase both occupancies and collections. Management must now concentrate heavily on putting into place controls over expenses, such as closer monitoring of payroll, maintenance expenses and other operating expenses, which increased significantly between the six month periods ended June 30, 1998 and 1997. Fox Hunt Apartments and Research Triangle Office Complex have maintained stable, if not increased, occupancies, while Northwind Office Park continues, as in the prior year, to struggle with lower than expected occupancies. The General Partners continue to send out packages to lenders to refinance the Northwind property at a lower interest rate than is currently being paid, but with the low occupancy, there is no guaranty that they will be successful. Management also continues to market the properties in the Partnership for sale through the use of major media sources, such as the Wall Street Journal, but it is believed that occupancies must be stabilized and physical improvements must be completed to both Foxhunt and Northwind to otherwise enhance the value of the portfolio for both the possible refinancing or sale of properties.

The Partnership made no distributions during the six month periods ended June 30, 1998 or 1997, and the General Partner does not anticipate making any distributions until the cash flow from the properties improves and necessary capital improvements to the properties have been completed.

The General Partners successfully refinanced the mortgage on Foxhunt Apartments in July 1998. The new mortgage calls for interest only payments for two years, so management feels the additional cash flow from not making principal payments will help the Partnership complete the needed capital improvements at the properties.

Results of Operations:
---------------------

For the quarter ended June 30, 1998, the Partnership's net income reported was $45,131 or $4.38 per limited partnership unit. Net loss for the quarter ended June 30, 1997 amounted to $73,877 or $7.17 per unit. For the six month period ended June 30, 1998, the net loss was $94,340 or $9.15 per limited partnership unit as compared to $116,228 or $11.27 per limited partnership unit for the six month period ended June 30, 1997.

----------------------------------

Partnership revenue for the quarter ended June 30, 1998 totaled $512,819, an increase of slightly over $32,000 from the 1997 amount of $480,587. Total rental revenue increased almost $30,000, while interest and other income increased a modest $2,568. The increase in rental revenue during the quarter can be attributed to continued increased economic occupancy levels and improved collections at Foxhunt Apartments. Research Triangle Industrial Park continues to add financial strength to the Partnership as it maintains high occupancy due to the demand in its location for commercial office space. For the six month period ended June 30, 1998, Partnership revenue totaled $1,011,566 as compared to $964,228 for the same period in the previous year.

For the quarter ended June 30, 1998, Partnership expenses amounted to $654,653, increasing by just in excess of $162,000 from the 1997 quarter amount. Much of the large increase can be attributed to a substantial increase in depreciation between the two periods; due to accounting pronouncements which exist, depreciation was halted during the period in 1997 when a sales contract existed on Foxhunt Apartments. For the six month period ended June 30, 1998, Partnership expenses increased by over $408,000 from the same period in 1997. Again, a major portion of this increase is attributed to an increase in depreciation between the two periods. A large increase in property operations expenditures should also be noted; in this area, specifically, increases were noted in payroll and related expenses (approximately $6,400) and repairs and maintenance (approximately $138,000) at the Foxhunt Apartments. The increase in repairs and maintenance items is attributable to increased improvements being done at the property, mostly in the form of new carpeting and appliances. There was also an increase of almost $11,000 or approximately 18% in utility costs at Fox Hunt. Management is looking into ways to control utility costs through means such as changing all lighting fixtures to more energy efficient ones. Real estate taxes for Foxhunt decreased slightly, while contracted service costs and insurance costs remained fairly constant between the six month periods ended June 30, 1998 and 1997. Payroll and related costs at Northwind remained virtually unchanged between the two six month periods, while increases were incurred in contracted service costs and utility costs. Administrative expenses for both the quarter ended June 30, 1998 and the six months in the previous year then ended remained very consistent.

The Research Triangle Industrial Park Joint Venture generated net income of $165,112 for the six month period ended June 30, 1998 with 50% or $82,556 of the income allocated to each joint venturer. The joint venture generated a slight net loss of $7,075 for the six month period ended June 30, 1997 with one-half being allocated to each venturer.

----------------------------------

For the six months ended June 30, 1998, the Partnership generated a tax loss of $98,685 or $9.57 per limited partnership unit. The tax loss for the first six months of 1997 totaled $84,148 or $8.16 per unit.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP II



By:      /s/ Joseph M. Jayson                          August 11, 1998
         --------------------------                  ------------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                          August 11, 1998
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/ Joseph M. Jayson                          August 11, 1998
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary