Form 10-Q
period 1998-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1998-11-13
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
September 30, 1998                                          0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its Charter)

Delaware                                            16-1212761
--------                                            ----------
(State of Formation)                      (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No_____
                                             ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1998, the issuer had 10,000 units of limited partnership interest outstanding.


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------

                                      INDEX
                                      -----



                                                                                      PAGE NO.
                                                                                      --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

                  Balance Sheets -
                           September 30, 1998 and December 31, 1997                     3

                  Statements of Operations -
                           Three Months Ended September 30, 1998 and 1997               4

                  Statements of Operations -
                           Nine Months Ended September 30, 1998 and 1997                5

                  Statements of Cash Flows -
                           Nine Months Ended September 30, 1998 and 1997                6

                  Statements of Partners' (Deficit) -
                           Nine Months Ended September 30, 1998 and 1997                7

                  Notes to Financial Statements                                       8 - 21


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               22 - 24
         ---------------------------------------------


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                                   (Unaudited)

                                                                   September 30,             December 31,
                                                                       1998                      1997
                                                                       ----                      ----
ASSETS
------

Property, at cost:
     Land                                                               $ 848,015                 $ 848,015
     Buildings and improvements                                         8,923,273                 8,923,273
     Furniture and fixtures                                               425,000                   425,000
                                                                  ----------------         -----------------
                                                                       10,196,288                10,196,288
     Less accumulated depreciation                                      5,722,120                 5,396,130
                                                                  ----------------         -----------------
          Property, net                                                 4,474,168                 4,800,158

Cash                                                                      847,140                         -
Cash - security deposits                                                   73,214                    70,895
Escrow deposits                                                           720,000                   277,566
Accounts receivable, net of allowance for doubtful
     accounts of $87,694 and $49,139, respectively                         17,006                     2,846
Mortgage costs, net of accumulated
     amortization of $103,150 and $96,854                                 254,505                   242,460
Leasing commissions, net of accumulated amortization
     of $6,157 and $5,117                                                   2,042                     3,082
Other assets                                                                  483                    23,172
                                                                  ----------------         -----------------

           Total Assets                                               $ 6,388,558               $ 5,420,179
                                                                  ================         =================

LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Cash overdraft                                                   $         -              $    151,190
     Mortgages payable                                                  6,780,255                 5,343,052
     Accounts payable and accrued expenses                                845,345                   457,535
     Account payable - affiliates                                          82,129                    76,669
     Accrued interest                                                      46,648                    40,427
     Security deposits and prepaid rents                                  118,121                    70,884
                                                                  ----------------         -----------------
           Total Liabilities                                            7,872,498                 6,139,757
                                                                  ----------------         -----------------

Losses of unconsolidated joint ventures
     in excess of investment                                              901,762                   720,743
                                                                  ----------------         -----------------

Minority interest in consolidated
     joint venture                                                       (232,110)                  375,901
                                                                  ----------------         -----------------

Partners' (Deficit):
     General partners                                                    (225,363)                 (215,242)
     Limited partners                                                  (1,928,228)               (1,600,980)
                                                                  ----------------         -----------------
          Total Partners' (Deficit)                                    (2,153,592)               (1,816,222)
                                                                  ----------------         -----------------

          Total Liabilities and Partners' (Deficit)                   $ 6,388,558               $ 5,420,179
                                                                  ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1998 and 1997
                 ----------------------------------------------
                                   (Unaudited)

                                                                           Three Months                 Three Months
                                                                              Ended                        Ended
                                                                          September 30,                September 30,
                                                                               1998                         1997
                                                                               ----                         ----
Income:
     Rental                                                                    $ 446,941                    $ 494,733
     Interest and other income                                                    20,584                       (4,200)
                                                                          ---------------              ---------------
     Total income                                                                467,525                      490,533
                                                                          ---------------              ---------------

Expenses:
     Property operations                                                         491,081                      246,732
     Interest                                                                    171,037                      122,228
     Depreciation and amortization                                               356,457                       47,408
     Administrative:
          Paid to affiliates                                                      43,833                       24,585
          Other                                                                   82,103                       33,712
                                                                          ---------------              ---------------
     Total expenses                                                            1,144,511                      474,665
                                                                          ---------------              ---------------

(Loss) income before allocated (loss) income from joint
     venture and loss (income) allocated to minority interest                   (676,986)                      15,868

Allocated (loss) income from joint venture                                       (13,575)                      97,489

Loss (income) allocated to minority interest                                     447,530                      (64,008)
                                                                          ---------------              ---------------

Net (loss) income                                                             $ (243,031)                    $ 49,349
                                                                          ===============              ===============

(Loss) income per limited partnership unit                                    $   (23.57)                    $   4.79
                                                                          ===============              ===============

Distributions per limited partnership unit                                    $        -                     $      -
                                                                          ===============              ===============

Weighted average number of
     limited partnership units
     outstanding                                                                  10,000                       10,000
                                                                          ===============              ===============


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                    Nine Months              Nine Months
                                                                       Ended                    Ended
                                                                   September 30,            September 30,
                                                                       1998                      1997
                                                                       ----                      ----
Income:
     Rental                                                           $ 1,398,341               $ 1,412,035
     Interest and other income                                             80,750                    42,726
                                                                  ----------------         -----------------
     Total income                                                       1,479,091                 1,454,761
                                                                  ----------------         -----------------

Expenses:
     Property operations                                                1,115,697                   615,013
     Interest                                                             422,169                   370,929
     Depreciation and amortization                                        587,725                   144,133
     Administrative:
          Paid to affiliates                                              128,662                   131,171
          Other                                                           239,200                   154,135
                                                                  ----------------         -----------------
     Total expenses                                                     2,493,453                 1,415,381
                                                                  ----------------         -----------------

(Loss) income before allocated income from joint venture
     and loss (income) allocated to minority interest                  (1,014,362)                   39,380

Allocated income from joint venture                                        68,982                    93,951

Loss (income) allocated to minority interest                              608,011                  (200,210)
                                                                  ----------------         -----------------

Net loss                                                               $ (337,370)                $ (66,879)
                                                                  ================         =================

Loss per limited partnership unit                                      $   (32.72)                $   (6.49)
                                                                  ================         =================

Distributions per limited partnership unit                             $        -                 $       -
                                                                  ================         =================

Weighted average number of
     limited partnership units
     outstanding                                                           10,000                    10,000
                                                                  ================         =================


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                    Nine Months              Nine Months
                                                                       Ended                    Ended
                                                                   September 30,            September 30,
                                                                       1998                      1997
                                                                       ----                      ----
Cash flow from operating activities:
     Net loss                                                          $ (337,370)                $ (66,879)

Adjustments to reconcile net loss to net cash
    (used in) operating activities:
     Depreciation and amortization                                        587,725                   144,133
     Income from joint venture                                            (68,982)                  (93,951)
     Minority interest share of net (loss) income                        (608,011)                  200,210
Changes in operating assets and liabilities:
     Cash - security deposits                                              (2,319)                  (19,785)
     Escrow deposits                                                     (442,434)                 (110,700)
     Accounts receivable                                                  (14,160)                   (5,250)
     Leasing commissions                                                        -                         -
     Other assets                                                          22,689                    11,998
     Accounts payable and accrued expenses                                387,810                   (60,232)
     Accrued interest                                                       6,221                    (8,331)
     Security deposits and prepaid rents                                   47,237                     1,075
                                                                  ----------------         -----------------
Net cash (used in) operating activities                                  (421,593)                   (7,712)
                                                                  ----------------         -----------------

Cash flow from investing activities:
     Distributions from joint venture                                     250,000                         -
                                                                  ----------------         -----------------
Net cash provided by investing activities                                 250,000                         -
                                                                  ----------------         -----------------

Cash flows from financing activities:
     Cash overdraft                                                      (151,190)                  103,832
     Accounts payable - affiliates                                          5,460                    10,936
     Principal payments on mortgages and notes                          1,437,203                  (116,276)
     Mortgage costs                                                      (272,740)                    2,099
                                                                  ----------------         -----------------
Net cash (used in) provided by financing activities                     1,018,733                       591
                                                                  ----------------         -----------------

Decrease in cash                                                          847,140                    (7,121)

Cash - beginning of period                                                      -                     7,121
                                                                  ----------------         -----------------

Cash - end of period                                                    $ 847,140                       $ -
                                                                  ================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                             $ 415,948                 $ 379,260
                                                                  ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)


                                                                General                       Limited Partners
                                                               Partners
                                                                Amount                 Units                   Amount
                                                                ------                 -----                   ------
Balance, January 1, 1997                                          $ (210,366)              10,000             $ (1,443,328)

Net loss                                                              (2,006)                   -                  (64,873)
                                                           ------------------      ---------------        -----------------

Balance, September 30, 1997                                       $ (212,372)              10,000             $ (1,508,201)
                                                           ==================      ===============        =================




Balance, January 1, 1998                                          $ (215,242)              10,000             $ (1,600,980)

Net income                                                           (10,121)                   -                 (327,248)
                                                           ------------------      ---------------        -----------------

Balance, September 30, 1998                                       $ (225,363)              10,000             $ (1,928,228)
                                                           ==================      ===============        =================



                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNER'S DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership II, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

        In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Foxhunt Apartments with a carrying amount of $2,886,577. Management has determined that a sale of the property is in the best interest of the investors. As of September 30, 1997, the agreement, with an anticipated sales price of $7.4 million, was canceled by the buyer. The Partnership has not entered into any other agreements since.

        Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the nine months ended September 30, 1997 totaled approximately $93,000.


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

        ---------------------------------------

        On August 20, 1992, the Partnership entered into an agreement with Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop land on the site of Research Triangle. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture is shown at cost of $412,500. This joint venture had no operations and limited expenses, including real estate taxes and insurance expense, for the nine month periods ended September 30, 1998 or 1997.

        A summary of the combined assets, liabilities and equity of the joint venture as of September 30, 1998 and December 31, 1997, and the results of its operations for the nine month periods ended September 30, 1998 and 1997 are as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1998 and December 31, 1997
                    ----------------------------------------


                                                                          September 30,                 December 31,
                                                                               1998                         1997
                                                                               ----                         ----
ASSETS
------

Cash and cash equivalents                                                      $ 249,115                  $ 1,127,231
Property, net of accumulated depreciation                                      1,707,705                    1,798,721
Other assets                                                                   1,357,721                      649,541
                                                                          ---------------              ---------------

                 Total Assets                                                $ 3,314,541                  $ 3,575,493
                                                                          ===============              ===============


LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Notes payable                                                           $ 5,518,887                  $ 5,558,723
     Accounts payable - affiliates                                                 5,341                            -
     Accounts payable and accrued expenses                                       225,649                       90,069
                                                                          ---------------              ---------------
                 Total Liabilities                                             5,749,877                    5,648,792
                                                                          ---------------              ---------------

Partners' (Deficit):
     General partners                                                         (1,317,084)                  (1,136,064)
     Other investors                                                          (1,118,253)                    (937,235)
                                                                          ---------------              ---------------
                Total Partners' (Deficit)                                     (2,435,336)                  (2,073,299)
                                                                          ---------------              ---------------

                Total Liabilities and Partners' (Deficit)                    $ 3,314,541                  $ 3,575,493
                                                                          ===============              ===============



                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------

                                                                           Nine Months                  Nine Months
                                                                              Ended                        Ended
                                                                          September 30,                September 30,
                                                                               1998                         1997
                                                                               ----                         ----
Income:
     Rental                                                                    $ 796,401                    $ 915,475
     Interest and other income                                                       590                       34,551
                                                                          ---------------              ---------------
     Total income                                                                796,991                      950,026
                                                                          ---------------              ---------------

Expenses:
     Property operations                                                         132,846                       46,554
     Interest                                                                    344,346                      311,807
     Depreciation and amortization                                               113,643                      341,602
     Administrative                                                               68,193                       62,161
                                                                          ---------------              ---------------
     Total expenses                                                              659,028                      762,124
                                                                          ---------------              ---------------

Net income                                                                     $ 137,963                    $ 187,902
                                                                          ===============              ===============



Allocation of net income:
     The Partnership                                                            $ 68,982                     $ 93,951
     RPILP II                                                                     68,981                       93,951
                                                                          ---------------              ---------------

                                                                               $ 137,963                    $ 187,902
                                                                          ===============              ===============


A reconciliation of the investments in Research Triangle Industrial Park Joint
Ventures:

Investment in Joint Venture at beginning of period                            $ (937,234)
Distributions                                                                   (250,000)
Allocated income                                                                  68,982
                                                                          ---------------

Investment in Joint Venture at end of period                                $ (1,118,253)
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

        The original joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI-A and 26.82% to RPILP VI-B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP VI-A's interest and decreased RPILP VI-B's ownership interest to 11.5%. The net loss of the joint venture from the date of inception through September 30, 1998 has been allocated to the minority interests in accordance with the agreements and has been recorded as a reduction of their capital contributions.

        A reconciliation of the minority interests share in the Foxhunt Joint Venture is as follows:

        Balance, January 1, 1998                                   $  375,901
        Allocated loss                                               (608,011)
                                                                   ----------
        Balance, September 30, 1998                                $(232,110)
                                                                   ==========



6.      MORTGAGES PAYABLE
        -----------------

        Northwind Office Park
        ---------------------

        A mortgage with a balance of $524,233 and $598,718 at September 30, 1998 and 1997, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due December 2002.

        A mortgage with a balance of $256,022 and $293,798 at September 30, 1998 and 1997, respectively, bearing interest at 9.00%. The mortgage provides for annual principal and interest payments of $57,936, payable in equal monthly installments with the remaining balance originally due September 1995. The Partnership has not been granted an extension and therefore the loan is currently callable on demand.

        ----------------------------

        Foxhunt Apartments

        A mortgage with a principal balance of $6,000,000 and a two year term in which interest only payments are to be made at a rate equivalent to 350 basis points over the thirty-day LIBOR rate (9.1875% at September 30, 1998). The loan may at any time during the two years be converted to a thirty year fixed mortgage.

        A mortgage with a balance of $0 and $4,506,071 at September 30, 1998 and 1997, respectively, bearing interest at 9.00%. Annual principal and interest payments of $436,296 were due in equal monthly installments until maturity in March 2027. The mortgage on this property was refinanced during July 1998 and as a result this mortgage was paid in full. No significant gain or loss on the refinancing occurred.

        The aggregate maturities of the mortgages for each of the next five years and thereafter are approximately as follows:

         Year                                            Amount
         ----                                            ------

         1998                                        $      310,766
         1999                                                54,745
         2000                                             6,060,000
         2001                                                65,000
         2002                                               289,744
         Thereafter                                               0
                                                     --------------

         TOTAL                                       $    6,780,255
                                                     ==============


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

        The fair value of the mortgages payable of Northwind, with total carrying values of $780,255, cannot be determined because it is uncertain if comparable mortgages could be obtained in the current market due to the poor occupancy at Northwind. The fair value of the mortgage payable of Foxhunt, with a carrying value of $6,000,000, is believed to approximate its carrying value since a new mortgage was obtained in July 1998.

8.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of Partnership properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $72,077 and $66,594 for the nine months ended September 30, 1998 and 1997, respectively.

        According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the nine months ended September 30, 1998 and 1997.

        Accounts payable - affiliates amounted to $82,129 and $10,935 at September 30, 1998 and 1997, respectively. This balance is accruing interest at the rate of 11% per annum and is payable on demand.

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $3,420 for both the nine months ended September 30, 1998 and 1997, respectively.

        -------------------------------------

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

        -----------------------

        The reconciliation of net loss for the nine month periods ended September 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                             September 30,             September 30,
                                                                 1998                       1997
                                                                 ----                       ----
        Net loss -
             Statement of operations                         $  (337,370)               $   (  66,879)
        (Add to)  deduct from:
             Difference in depreciation                           86,250                    (  59,000)
             Difference in amortization of
             loan discount                                             -                            -
             Allowance for doubtful accounts                    ( 50,000)                      20,000
             Other                                              ( 94,000)                           -
             Difference in depreciation -
             Joint Ventures                                       51,000                       87,000
                                                             -----------               --------------

        Net (loss) for tax purposes                          $  (344,120)                $  (  18,879)
                                                             ===========               ==============


        -----------------------

        The reconciliation of partner's (deficit) at September 30, 1998 and December 31, 1997 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                    September 30,                  December 31,
                                                       1998                           1997
                                                       ----                           ----
        Partner's (Deficit) - balance sheet          $  (2,153,592)              $ (1,816,222)
          Add to (deduct from):
               Accumulated difference in
               depreciation                             (3,625,970)                (3,712,220)
               Accumulated amortization
               of discounts on mortgage
               payables                                  1,208,424                  1,208,424
               Syndication fees                          1,133,176                  1,133,176
               Gain on sale of property                 (  561,147)                (  561,147)
               Allowance for doubtful accounts            (  4,259)                    45,741
               Other                                    (  322,298)                (  228,298)
               Difference in Investment
               in Joint Venture                            698,808                    647,808
                                                    --------------               ------------

          Partner's (Deficit) - tax return            $ (3,626,858)              $ (3,282,738)
                                                    ==============               ============

PART II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continued to operate with a net loss for the nine month period ended September 30, 1998. Rental income has been fairly consistent when compared to the previous year. Management continues to put forth great effort to increase both occupancies and collections. Controlling expenses through closer monitoring of payroll, maintenance expenses and other operating expenses, which increased significantly between the nine month periods ended June 30, 1998 and 1997 continues to be the major focus of management. Research Triangle Office Complex has maintained stable, if not increased, occupancy, while Northwind Office Park continues, as in the prior year, to struggle with lower than expected occupancies. Foxhunt Apartments experienced a decrease in occupancy during the quarter ended September 30, 1998, but management feels with the new financing in place and escrow dollars set aside for capital improvements, that the property's occupancy should now begin to increase again due to physical improvements being done at the property. The General Partners continue to send out packages to lenders to refinance the Northwind property at a lower interest rate than is currently being paid, but with the low occupancy, there is no guaranty that they will be successful. Management also continues to market the properties in the Partnership for sale through the use of major media sources, such as the Wall Street Journal, but it is believed that occupancies must be stabilized and physical improvements must be completed to both Foxhunt and Northwind to otherwise enhance the value of the portfolio for both the possible refinancing or sale of properties.

The Partnership made no distributions during the nine month periods ended September 30, 1998 or 1997, and the General Partner does not anticipate making any distributions until the cash flow from the properties improves and necessary capital improvements to the properties have been completed.

The General Partners successfully refinanced the mortgage on Foxhunt Apartments in July 1998. The new mortgage calls for interest only payments for two years, so management feels the additional cash flow from not making principal payments will help the Partnership complete the needed capital improvements at the properties.

Results of Operations:
---------------------

For the quarter ended September 30, 1998, the Partnership's net loss reported was $243,031 or $23.57 per limited partnership unit. Much of the loss incurred during this quarter was the result of a large write-off of mortgage acquisition costs upon the refinancing of Foxhunt Apartments (i.e., the previously capitalized costs upon originally financing the property were fully written off and the new costs were capitalized); the write-off amounted to in excess of $240,000. Net income for the quarter ended September 30, 1997 amounted to $49,349 or $4.79 per unit. For the nine month period ended September 30, 1998, the net loss was $337,370 or $32.72 per limited partnership unit as compared to $66,879 or $6.49 per limited partnership unit for the nine month period ended September 30, 1997.

Partnership revenue for the quarter ended September 30, 1998 totaled $467,525, a decrease of slightly over $23,000 from the 1997 amount of $490,533. Total rental revenue decreased almost $48,000, while interest and other income increased almost $25,000. The decrease in rental revenue during the quarter can be primarily attributed to decreased economic occupancy levels at Foxhunt Apartments. Research Triangle Industrial Park continues to add financial strength to the Partnership as it maintains high occupancy due to the demand in its location for commercial office space. For the nine month period ended September 30, 1998, Partnership revenue totaled $1,479,091 as compared to $1,454,761 for the same period in the previous year.

For the quarter ended September 30, 1998, Partnership expenses amounted to $1,144,511, increasing by in excess of $669,000 from the 1997 quarter amount. Much of the large increase can be attributed to 1) a substantial increase in depreciation between the two periods; due to accounting pronouncements which exist, depreciation was halted during the period in 1997 when a sales contract existed on Foxhunt Apartments; and 2) the increased amortization expense recorded upon the refinancing of Foxhunt Apartments, as described previously. For the nine month period ended September 30, 1998, Partnership expenses increased by over $1,000,000 from the same period in 1997. Again, a major portion of this increase is attributed to an increase in depreciation and amortization between the two periods. A large increase in property operations expenditures should also be noted; as was noted last quarter, increases were incurred in payroll and related expenses and repairs and maintenance at the Foxhunt Apartments. The increase in repairs and maintenance items is attributable to increased improvements being done at the property, mostly in the form of new carpeting and appliances. Administrative expenses for the quarter ended September 30, 1998 increased over $82,000 from the nine months in the previous year; specifically, an increase in advertising expense for Northwind in an attempt to increase occupancy made up almost 23% of this increase.

---------------------------------

The Research Triangle Industrial Park Joint Venture generated net income of $137,963 for the nine month period ended September 30, 1998 with 50% or $68,982 of the income allocated to each joint venturer. The joint venture generated net income of $187,902 for the nine month period ended September 30, 1997 with one-half being allocated to each venturer.

For the nine months ended September 30, 1998, the Partnership generated a tax loss of $344,120 or $33.38 per limited partnership unit. The tax loss for the first nine months of 1997 totaled $18,879 or $1.83 per unit.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP II



By:      /s/   Joseph M. Jayson                               November 12, 1998
         ----------------------                               -----------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner


         /s/   Joseph M. Jayson                               November 12, 1998
         ----------------------                               -----------------
         Joseph M. Jayson,                                    Date
         President and Director




         /s/   Michael J. Colmerauer                          November 12, 1998
         ---------------------------                          -----------------
         Michael J. Colmerauer                                Date
         Secretary