Form 10-K405
period 1998-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1999-04-15
CIK 704165

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                           For the Fiscal Year Ended December 31, 1998

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
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Units of limited partnershi interest

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
        See page 14 for a list of all documents incorporated by reference

                                     PART I

ITEM 1:  BUSINESS
-------  --------

         The registrant, Realmark Property Investors Limited Partnership-II ("the Partnership"), is a Delaware limited partnership organized in 1982 pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the revised Delaware Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner"). During 1988, Realmark Properties II Associates ("Associates") and RPI Investors-II, Inc. (formerly the "Corporate General Partner") were merged with Realmark Properties, Inc. (the "Corporate General Partner").

         The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on September 3, 1982, and concluded the offering on August 31, 1983, having raised a total of $10,000,000 before sales commissions and expenses of the offering.

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. The Partnership presently owns an office complex in Michigan (Northwind Office Park), and is a partner in three joint ventures: the Research Triangle Joint Venture in Durham County, North Carolina; the Research Land Joint Venture also in Durham County, North Carolina; and the Foxhunt Apartments Joint Venture formed for the purpose of operating a 250 unit apartment complex in Kettering, Ohio. The Partnership sold the Colony of Kettering Apartments, located in Kettering, Ohio in December 1986 and Phase-I of Research Triangle Joint Venture in June 1987.

         The business of the Partnership is not seasonal. The Partnership, as of December 31, 1998, did not directly employ any persons in a full-time position. All regular employees who rendered services on behalf of the Partnership through December 31, 1998 were employees of the Corporate General Partner or its affiliates.

         The Partnership's investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital; and (4) achieve build-up of equity through the reduction of mortgage loans.

         For the year ended December 31, 1998, Foxhunt accounted for 72% of the total Partnership revenue, with Northwind generating roughly 28% of total revenue, respectively. For the years ended December 31, 1997 and 1996, approximately 75% of total Partnership revenue was generated by the Foxhunt Apartments. The remaining 25% is attributed to Northwind.

ITEM 1:  BUSINESS  (Con't.)
-------  --------  --------

         This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Such forward-looking statements are contained in Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements.

ITEM 2:  PROPERTIES
-------  ----------

         As of December 31, 1998, the Partnership continues to own Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings, two stories each, containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. At December 31, 1998, Northwind was 67% occupied. The 1997 occupancy was 56%, while 1996 occupancy was 57%.

         The first mortgage in the amount of $469,506 bears interest at 9.75% and provides for monthly principal and interest payments of $12,305, with the remaining balance due in December 2002.

         The second mortgage with a carrying amount of $241,179 bears interest at 9% and provides for monthly principal and interest payments of $4,828. The remaining balance was originally due in September 1995. No extension has been granted to the Partnership. The balance is currently payable on demand, while the Partnership continues to seek refinancing.

         The Partnership, as of December 31, 1998, continues to own a 50% interest in Research Triangle Industrial Park West Joint Venture ("Joint Venture"). In December 1983, the Joint Venture acquired approximately 56.3 acres of land from Research Triangle Industrial Park West Associates (a North Carolina General Partnership) ("Research"), and subsequently constructed a 42,000 square foot office building and a 101,000 square foot office/warehouse distribution building in Phase-I (which was sold in June 1987), and a 117,000 square foot office/warehouse distribution building in Phase-II. For the fifth consecutive year, Research Triangle was 100% occupied.

         Pursuant to an agreement dated September 27, 1991, the Partnership formed a joint venture for the purposes of operating the Foxhunt apartment complex located in Kettering, Ohio. The other two joint venturers originally contributed a combined $1,431,568 to the joint venture, while the Partnership contributed the property net of the first mortgage. Subsequently, the Partnership bought out one joint venturer while reducing the ownership percentage held by the other. At December 31, 1998 the mortgage balance was $6,000,000, with a variable interest rate (9.1875% at December 31, 1998). The mortgage is due in August 1999.

ITEM 2:  PROPERTIES (Con't.)
-------  -------------------

         The apartment complex consists of 250 units and is situated on 14.7 acres of land. The current agreement provides that the Partnership be allocated 88.5% of any income, loss, gain, cash flow, or sale proceeds. The property is managed by Realmark Corporation, an affiliate of the General Partner. Occupancy for Foxhunt at December 31, 1998 was 86%. The 1997 and 1996 occupancy was 89%.

         On August 20, 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop additional land on the site of Research Triangle Industrial Park West. This land was placed in the Land Joint Venture by Research Triangle Industrial Park West. The value allocated to the land in this joint venture is shown at cost of $432,984. This joint venture has no outstanding debt at December 31, 1998.


ITEM 3:  LEGAL PROCEEDINGS
-------  -----------------

         The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings that would impact the future financial position and operations of the Partnership.


ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         None.


                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trade market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

         As of December 31, 1998, there were 1,186 record holders of units of Limited Partnership Interest.

         There were no Partnership distributions for the years ended December 31, 1998, 1997 or 1996.


ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                Realmark Properties Investors Limited Partnership II
                                                ----------------------------------------------------

                                   Year Ended          Year Ended          Year Ended           Year Ended         Year Ended
                                 Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996        Dec. 31, 1995      Dec. 31, 1994
                                 ---------------     ---------------    -----------------     ---------------    ---------------
Total assets                        $ 5,782,341         $ 5,349,284         $  5,806,656         $ 6,306,118        $ 6,875,605
                                 ===============     ===============    =================     ===============    ===============

Mortgages and
  notes payable                     $ 6,710,685         $ 5,343,052         $  5,514,863         $ 5,649,616        $ 5,771,898
                                 ===============     ===============    =================     ===============    ===============

-----------------------------------------------------------------------------------------------------------------------------------

Income                              $ 1,930,721         $ 1,986,024         $  1,816,085         $ 1,946,238        $ 1,953,911

Expenses                              3,125,654           2,340,404            2,196,931           2,615,580          2,572,654
                                 ---------------     ---------------    -----------------     ---------------    ---------------

Loss before allocated
  income (loss) from
  Joint Venture and
  Minority Interest                  (1,194,933)           (354,380)            (380,846)           (669,342)          (618,743)

Income (loss) from
  Joint Venture                          87,609             196,633              (52,873)            (92,939)          (116,739)

Loss (income) allocated to
  Minority Interest                     108,517              (4,781)              14,942              31,098             19,538
                                 ---------------     ---------------    -----------------     ---------------    ---------------

Net loss                            $  (998,807)        $  (162,528)        $   (418,777)        $  (731,183)        $ (715,944)
                                 ===============     ===============    =================     ===============    ===============

------------------------------------------------------------------------------------------------------------------------------------

Net cash (used in)
  provided by operating
  activities                        $  (562,129)        $    23,261         $    (28,291)       $    (24,770)       $    53,095

Collection of
  mortgage receivable                  -                   -                   -                    -                 2,600,000

Principal payments on
  long-term debt net
  of debt refinancing                  (119,003)           (171,811)            (134,753)           (124,500)        (2,539,483)
                                 ---------------     ---------------    -----------------     ---------------    ---------------

Net cash (used in)
  provided by
  operating activities
  and collection of
  mortgage receivable
  less principal payments
  on long-term debt                 $  (681,132)        $  (148,550)        $   (163,044)        $  (149,270)        $  113,612
                                 ===============     ===============    =================     ===============    ===============

------------------------------------------------------------------------------------------------------------------------------------

Loss per limited
  partnership unit                  $    (96.88)        $    (15.77)        $     (40.62)        $    (70.92)        $   (69.45)
                                 ===============     ===============    =================     ===============    ===============

Distributions per
  limited partnership
  unit                              $         -         $         -         $          -         $      6.60         $     1.65
                                 ===============     ===============    =================     ===============    ===============

Weighted average
  number of units
  outstanding                            10,000              10,000               10,000              10,000             10,000
                                 ===============     ===============    =================     ===============    ===============

------------------------------------------------------------------------------------------------------------------------------------


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Liquidity and Capital Resources:
--------------------------------

         The Partnership was once again able to rely on distributions from the Research Triangle Office Complex and cash generated by Foxhunt Apartments. As has been true for several years, Research Triangle continues to benefit from high occupancy due to tenant retention. Foxhunt Apartments saw a slight decrease in occupancy during the year ended December 31, 1998 as compared to that of the previous year; occupancy at December 31, 1998 was 86% versus 89% at December 31, 1997. Management believes that the occupancy level will increase in the coming year due to significant capital improvements being done to the property. The property has replaced carpeting throughout much of the complex, has painted both the interior and exterior, has re-paved the entire parking area, and has contracted for roof repairs totaling approximately $15,000 which are expected to be completed by mid-April of 1999. Management hopes that the result of this work will be to once again reach the occupancy level where the complex was at December 31, 1995 and prior (i.e., 95%). Northwind Office Complex continues to experience cash flow difficulties stemmed from its low occupancy level(s). Management continues to aggressively market this property in local rental guides and newspapers in search of tenants, however market conditions in East Lansing, Michigan continue to make it difficult to compete with newer, more updated office buildings which have been built in the same area. Management's plans for marketing the space in this office park include re-naming the complex and installing all new signage, new carpeting and fresh coats of paint and/or wall covering in all hallways, new lights in all hallways, all new bathrooms and the setting up of a common conference center available for use by all tenants. The approximate cost of all renovations is expected to be $300,000 and the work should be completed by mid-1999. Northwind's cash flow shortages have caused it to fall behind by over two years in the payment of its real estate taxes. One of Northwind's outstanding mortgages came due in September 1995, and to date management has been unable to refinance the debt. The mortgage holder continues to accept payments of interest and principal, although the mortgage holder is unwilling to grant a "formal" extension and therefore the debt is technically in default. Unless management is able to refinance this property in the near future, the property could be lost in a foreclosure. Management is actively pursuing a buyer for this property.

         Management successfully refinanced Foxhunt Apartments during 1998; the building has a $6,000,000 interest only mortgage which replaced its previous HUD-insured mortgage which had a balance of $4,498,327 at December 31, 1997. The new mortgage is set up as a one-year bridge loan which matures in August 1999. Management is working on permanent financing or an extension on this loan. In 1999, management intends to market Foxhunt Apartments for sale as this is deemed to be in the best interest of the Limited Partners. Marketing efforts will include advertising in national newspapers, such as The Wall Street Journal, and mailing of sales packages and follow-up telephone calls to brokers. Currently offers have been received, but they have been lower than what management feels the property is worth in the current marketplace. Foxhunt had come under contract for sale in July of 1996. The sale was subject to a number of contingencies and was cancelable at any time by the buyer. During 1997, the contract for sale was canceled by the buyer.

         The Partnership made no distributions during the years ended December 31, 1998, 1997 or 1996. Management hopes to once again make distributions in the coming year, but at this date, all available cash continues to be utilized to fund necessary improvements to the properties.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Con't.)
         ------------------------------

Liquidity and Capital Resources (Con't.):
-----------------------------------------

         The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work is scheduled to begin May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000. Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved.


Results of Operations:
----------------------

         For the year ended December 31, 1998, the Partnership incurred a net loss of $998,807 or $96.88 per limited partnership unit. This is a significant increase in the loss as compared to those from the years ended December 31, 1997 and 1996 when losses incurred totaled $162,528 or $15.77 per limited partnership unit and $418,777 or $40.62 per limited partnership unit, respectively.

         Partnership revenues for the year ended December 31, 1998 totaled $1,930,721, consisting of rental income of $1,786,424 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $144,297. The decrease in rental revenue from that of the previous year is primarily the result of decreased occupancy at Foxhunt Apartments. Similarly, Northwind Office complex continued to struggle with low occupancy levels reaching only 67% at the end of 1998, which although improved from the occupancy at December 31, 1997 of 56%, is still too low to generate positive cash flow. Management continues to put forth effort to increase occupancy at Northwind through attractive incentives to new tenants such as free month(s) rent and increased leasing commissions offered to agents/brokers. The building is undergoing extensive capital improvements which include new carpeting, lights and paint in all common areas, new signage and the addition of a common conference center for use by all tenants. While incentive programs and capital improvement work will most likely decrease cash flow in the Partnership in the short-term, management feels the potential increase in occupancy will more than make up for such a short-term decrease. Partnership rental revenues in the year ended December 31, 1997 amounted to $1,896,470 and in the year ended December 31, 1996 totaled $1,746,543.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Con't.)
         ------------------------------

Results of Operations (Con't.):
-------------------------------

         There was also a noticeable increase in other income during the year ended December 31, 1998 as compared to 1997 and 1996; other income increased back up to the level it reached in 1995. The increase over that of the years ended December 31, 1997 and 1996 approximated 61% and 29%, respectively. The increase is primarily the result of a large increase in both laundry income collected and security deposits forfeited at Foxhunt Apartments.

         Partnership expenses for the year ended December 31, 1998 totaled $3,125,654, an increase of over $785,000 from those of the year ended December 31, 1997 which totaled $2,340,404 and an increase of over $928,000 from the year ended December 31, 1996 which totaled $2,196,931. The largest increase in expenses was in property operations where the increase between the years ended December 31, 1998 and 1997 was approximately 51%. A large portion of this increase is the result of improvements made at Foxhunt Apartments to prepare it for future sale. Such improvements included approximately $70,000 for new carpeting in all common areas and in a considerable number of apartments, approximately $160,000 for both interior and exterior painting and siding, and approximately $98,000 for replacement of a significant number of appliances and cabinets in the apartments. Foxhunt also had an increase in payroll and associated costs of over $61,000 or 34% between 1997 and 1998; this increase was primarily the result of more on-site maintenance staff being hired to perform much of the painting, etc. being done at the property. Expenses such as real estate taxes and utilities remained virtually unchanged between the years ended December 31, 1998 and 1997, and insurance expense decreased by over $22,000 due to the property no longer being required to pay MIP insurance as a result of the refinancing. Interest expense increased between the years ended December 31, 1998 and 1997 by just over $103,000; the increase is primarily the result of the increased mortgage on Foxhunt Apartments which had a principal balance of $4,498,327 at December 31, 1997 as compared to its refinanced amount of $6,000,000 at December 31, 1998. Depreciation and amortization expense also increased substantially between 1997 and 1998. This increase is attributable to:
1) the write-off of a considerable portion of mortgage acquisition costs related to the refinanced Foxhunt mortgage; the term of the mortgage is only one year so a total of $92,000 was written off during 1998 related to the new mortgage; 2) the remaining $233,000 attributable to the old mortgage was written off upon refinancing; and 3) depreciation expense once again being taken on Foxhunt Apartments (due to accounting pronouncements, no depreciation was taken during the period of time during the year ended December 31, 1996 when the apartment building was considered to be "held for sale"). These increases were offset in part since no depreciation was taken on the Northwind Office complex during 1998 as this property was deemed to be "held for sale" under accounting pronouncements (see Note 3 to the financial statements). In total, administrative expenses increased just under $16,000 between the years ended December 31, 1998 and 1997. The decrease in administrative expenses paid to affiliates was a result of lower management fees charged as a result of decreased occupancy at Foxhunt and increased accounting management and portfolio expenses. The offsetting increase in other administrative expenses was the result of increased advertising and promotional expenses at Northwind, which increased by almost 100% from that incurred in 1997, and increased legal costs due to evictions at Foxhunt.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Con't.)
         ------------------------------

Results of Operations (Con't.):
-------------------------------

         As was noted in the previous year, the Partnership once again expects to incur higher than "normal" property operations expenses in the near future at both Foxhunt Apartments and at Northwind Office Complex based upon scheduled capital improvements (note: these are not improvements resulting in capitalizable assets) at both properties. Although this work is necessary in order to increase rental revenue(s) generated at both of these properties, management continues to keep in mind that expenditures must be closely monitored so as not to worsen the cash flow from operations of the Partnership.

         The Research Triangle Industrial Park West Joint Venture had net income of $175,218, $65,136 and $237,025 for the years ended December 31, 1998, 1997 and 1996, respectively. Regular increases in rental income are expected due to rental escalation clauses in several of the tenants' leases. In accordance with the joint venture agreement, one-half of the income or loss is allocated to each joint venturer.

         The Foxhunt Joint Venture generated a net loss of $943,631 for the year ended December 31, 1998 as compared to the income of $41,574 which resulted in the year ended December 31, 1997 and the loss of $129,930 which was reported for 1996. In accordance with the joint venture agreement, $108,517 of the 1998 loss is allocated to the other joint venture partner; $4,781 of the 1997 income was allocable to the other joint venturer, while for the year 1996, $14,942 of the reported loss was allocable to the other venturer.

         For the year ended December 31, 1998, the tax basis loss was $1,176,699 or $114.14 per limited partnership unit compared to a tax loss of $171,219 or $16.61 per unit for the year ended December 31, 1997 and a tax loss of $409,573 or $39.73 per limited partnership unit for the year ended December 31, 1996. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the years ended December 31, 1998, 1997 and 1996 was allocated in this fashion.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         The Partnership does not have investments in instruments which are subject to market risk (e.g., derivatives, options or other interest sensitive instruments).


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         Listed under Item 14 of this report.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1999, are listed below. Each director is subject to election on an annual basis.


                                    Title of All Positions
Name                                Held with the Company              Year First Elected Director
----                                ---------------------              ---------------------------
Joseph M. Jayson                    President and Director                        1979
Judith P. Jayson                    Vice President and Director                   1979
Michael J. Colmerauer               Secretary                                      N/A


         Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 60, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is chairman of Realmark Corporation, Chairman of Realmark Properties, Inc., wholly-owned subsidiaries of
J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been in real estate for the last 36 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 36 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past seventeen years, Mr. Jayson and J.M. Jayson & Company, Inc., and an affiliate have also engaged in developmental drilling for gas and oil.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Con't.)
--------------------------------------------------------------------

         Judith P. Jayson, age 59, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 36 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

         Michael J. Colmerauer, 40, is Secretary and in-house legal counsel for J.M. Jayson and Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 15 years.


ITEM 11: EXECUTIVE COMPENSATION
-------------------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for the years ended December 31, 1998, 1997 or 1996, nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1998, 1997 or 1996.

ITEM 11: EXECUTIVE COMPENSATION (Con't.)
----------------------------------------

         The following table sets forth for the years ended December 31, 1998, 1997 and 1996, the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:



     Entity Receiving                 Type of                                     Amounts
       Compensation                 Compensation                   1998             1997             1996
       ------------                 ------------                   ----             ----             ----
U.S. Capital Services Corp.      Loan Placement Fees            $   60,000        $     -          $      -
                                                                ==========        =========        =========

Realmark Properties, Inc.
(The Corporate General
Partner)                         Reimbursement for
                                 allocated partnership
                                 administration expenses
                                 related to:
                                   Investor Services            $    7,305        $   7,761        $   5,450
                                   Brokerage                        15,489           15,529            6,698
                                   Portfolio Management
                                     and Accounting                 54,840           69,956           72,290

Realmark Corporation             Property Management Fees           91,032           96,762           87,188
                                 Computer Service Fees               4,560            4,560            4,560
                                                                ----------        ---------        ---------

                                 Total                          $  173,226        $ 194,568        $ 176,186
                                                                ==========        =========        =========



         The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement) of which 2% is subordinated to the receipt by the Limited Partners of a noncumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). Since the net cash flow of the Partnership, as defined in the agreement, was negative for the years ended December 31, 1998, 1997 and 1996, no fees were earned by the corporate General Partner for those years. The General Partners are entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than five percent (5%) of the Units of Limited Partnership Interests of the Partnership. Excluding the General Partners' interest in the Partnership ($1,000 initial capital contribution), the Corporate General Partner, as of December 31, 1998 owned no Units of Limited Partnership Interest. Joseph M. Jayson, the Individual General Partner and his wife, Judith P. Jayson, Vice-President of the Corporate General Partner, owned an aggregate of eight (8) Limited Partnership Units ($8,000) as of December 31, 1998.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

(a)      Transactions with Management and Others
---      ---------------------------------------

         No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 7 to the financial statements.

(b)      Certain Business Relationships
---      ------------------------------

         No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 7 to the financial statements.

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------


(a)      Financial Statements and Schedules

         FINANCIAL STATEMENTS                                                           Page
         --------------------                                                           ----
         (i)      Independent Auditors' Report                                          16
         (ii)     Balance Sheets as of December 31, 1998 and 1997                       17
         (iii)    Statements of Operations for the years ended December 31,
                    1998, 1997, and 1996                                                18
         (iv)     Statements of Partners' Deficit for the years ended
                    December 31, 1998, 1997, and 1996                                   19
         (v)      Statements of Cash Flows for the years ended
                    December 31, 1998, 1997, and 1996                                   20
         (vi)     Notes to Financial Statements                                       21 - 36

         FINANCIAL STATEMENT SCHEDULES
         -----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation             37 - 38

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------
         (Con't.)
         --------

10.      Material contracts

               (b) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

               (c) Property sales agreement with unrelated third-party included with the 1996 third quarter Form 10Q incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership-II:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-II (the Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to the financial statements, the Partnership's recurring losses from operations, partners' deficit, and the current nature of its mortgages payable raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Buffalo, New York

April 12, 1999

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------



Assets                                                                                  1998                  1997
                                                                                   ----------------     -----------------

Property, at cost (including assets held for sale, Note 3):
  Land                                                                             $       848,015        $      848,015
  Buildings and improvements                                                             9,009,386             8,923,273
  Furniture, fixtures and equipment                                                        439,647               425,000
                                                                                   ----------------     -----------------
                                                                                        10,297,048            10,196,288
  Less accumulated depreciation                                                          5,607,242             5,396,130
                                                                                   ----------------     -----------------
      Property, Net                                                                      4,689,806             4,800,158

Cash                                                                                       498,376             -
Escrow deposits                                                                            375,833               277,566
Accounts receivable (net of allowance for doubtful accounts of
  $95,898 and $49,139 for 1998 and 1997, respectively.)                                      9,591                 2,846
Accounts receivable - affiliates                                                            78,416             -
Mortgage costs (net of accumulated amortization
  of $92,078 and $48,269 in 1998 and 1997, respectively.)                                  128,910               245,542
Other assets                                                                                 1,409                23,172
                                                                                   ----------------     -----------------

           Total Assets                                                            $     5,782,341        $    5,349,284
                                                                                   ================     =================


Liabilities and Partners' Deficit

Liabilities:
  Cash overdraft                                                                   $       -              $       80,295
  Mortgages payable                                                                      6,710,685             5,343,052
  Accounts payable and accrued expenses                                                    593,911               497,962
  Accounts payable - affiliates                                                           -                       76,669
  Security deposits and prepaid rent                                                       142,255                70,883
                                                                                   ----------------     -----------------
           Total Liabilities                                                             7,446,851             6,068,861
                                                                                   ----------------     -----------------

Losses of unconsolidated joint ventures in excess of investment                            883,135               720,744
                                                                                   ----------------     -----------------

Minority interest in consolidated joint venture                                            267,384               375,901
                                                                                   ----------------     -----------------

Partners' deficit:
  General partners                                                                        (245,206)             (215,242)
  Limited partners                                                                      (2,569,823)           (1,600,980)
                                                                                   ----------------     -----------------
           Total Partners' Deficit                                                      (2,815,029)           (1,816,222)
                                                                                   ----------------     -----------------

           Total Liabilities and Partners' Deficit                                 $     5,782,341        $    5,349,284
                                                                                   ================     =================



                                           See notes to financial statements


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                                         1998                  1997                 1996
                                                                   -----------------     -----------------     ----------------
Income:
  Rental                                                                 $1,786,424            $1,896,470           $1,746,543
  Interest and other                                                        144,297                89,554               69,542
                                                                   -----------------     -----------------     ----------------
  Total income                                                            1,930,721             1,986,024            1,816,085
                                                                   -----------------     -----------------     ----------------

Expenses:
  Property operations                                                     1,535,654             1,015,681              945,519
  Interest                                                                  622,937               520,176              508,545
  Depreciation and amortization                                             552,954               420,841              319,685
  Administrative:
    Due to affiliates                                                       173,226               194,568              176,186
    Other                                                                   240,883               189,138              246,996
                                                                   -----------------     -----------------     ----------------
  Total expenses                                                          3,125,654             2,340,404            2,196,931
                                                                   -----------------     -----------------     ----------------

Loss before allocated income (loss) from joint
  venture and loss (income) allocated to
  minority interest                                                      (1,194,933)             (354,380)            (380,846)

Allocated income (loss) from joint venture                                   87,609               196,633              (52,873)

Loss (income) allocated to minority interest                                108,517                (4,781)              14,942
                                                                   -----------------     -----------------     ----------------

Net loss                                                                 $ (998,807)           $ (162,528)          $ (418,777)
                                                                   =================     =================     ================

Loss per limited partnership unit                                        $   (96.88)           $   (15.77)          $   (40.62)
                                                                   =================     =================     ================

Distributions per limited partnership unit                               $        -            $        -           $        -
                                                                   =================     =================     ================

Weighted average number of limited partnership
  units outstanding                                                          10,000                10,000               10,000
                                                                   =================     =================     ================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                         STATEMENTS OF PARTNERS' DEFICIT
                         -------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


                                         General
                                        Partners                 Limited Partners
                                         Amount            Units              Amount
                                         ------            -----              ------
Balance, January 1, 1996                  $(197,803)         10,000            $(1,037,114)

Net loss                                    (12,563)         -                    (406,214)
                                     ---------------     -----------     ------------------

Balance, December 31, 1996                 (210,366)         10,000             (1,443,328)

Net loss                                     (4,876)         -                    (157,652)
                                     ---------------     -----------     ------------------

Balance, December 31, 1997                 (215,242)         10,000             (1,600,980)

Net loss                                    (29,964)         -                    (968,843)
                                     ---------------     -----------     ------------------

Balance, December 31, 1998                $(245,206)         10,000            $(2,569,823)
                                     ===============     ===========     ==================


                        See notes to financial statements



               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


                                                                          1998                1997                1996
                                                                    -----------------    ---------------     ----------------
Cash flows from operating activities:
  Net loss                                                                $ (998,807)        $ (162,528)           $(418,777)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                            552,954            420,841              319,685
    Allocated (income) loss from joint venture                               (87,609)          (196,633)              52,873
    (Loss) income allocated to minority interest                            (108,517)             4,781              (14,942)
  Changes in operating assets and liabilities:
    Cash - security deposits                                               -                     50,510              (15,160)
    Escrow deposits                                                          (98,267)           (18,457)              23,891
    Accounts receivable                                                       (6,745)             3,577                  988
    Other assets                                                              17,541              9,315                7,014
    Accounts payable and accrued expenses                                     95,949            (77,250)              13,012
    Security deposits and prepaid rents                                       71,372            (10,895)               3,125
                                                                    -----------------    ---------------     ----------------
Net cash (used in) provided by operating activities                         (562,129)            23,261              (28,291)
                                                                    -----------------    ---------------     ----------------

Cash flows from investing activities:
  (Increase) decrease in accounts receivable - affiliates                    (78,416)          -                     146,238
  Acquisition of rental property                                            (100,760)           (16,135)              (5,997)
  Distributions received from joint venture                                  250,000           -                    -
                                                                    -----------------    ---------------     ----------------
Net cash provided by (used in) investing activities                           70,824            (16,135)             140,241
                                                                    -----------------    ---------------     ----------------

Cash flows from financing activities:
  (Decrease) increase in cash overdraft                                      (80,295)            80,295             -
  (Decrease) increase in accounts payable - affiliates                       (76,669)            76,669             -
  Proceeds from mortgage refinancing                                       6,000,000           -                    -
  Principal payments at mortgage refinancing                              (4,513,364)          -                    -
  Principal payments on mortgages                                           (119,003)          (171,811)            (134,753)
  Mortgage acquisition costs                                                (220,988)          -                    -
                                                                    -----------------    ---------------     ----------------
Net cash provided by (used in) financing activities                          989,681            (14,847)            (134,753)
                                                                    -----------------    ---------------     ----------------

Net increase (decrease) in cash                                              498,376             (7,721)             (22,803)

Cash - beginning of year                                                   -                      7,721               30,524
                                                                    -----------------    ---------------     ----------------

Cash - end of year                                                         $ 498,376     $        -                 $  7,721
                                                                    =================    ===============     ================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


1.       FORMATION AND OPERATION OF PARTNERSHIP:
--       ---------------------------------------

         Realmark Property Investors Limited Partnership-II (the "Partnership"), a Delaware Limited Partnership, was formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments, its only industry segment.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--       -------------------------------------------

         (a)  Use of  Estimates
         ---  ------  ---------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
--       ----------------------------------------------------

         (b)  Property and Depreciation
         ---  -------------------------

         Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, and totaled $211,112, $408,814 and $309,806 for the years ended December 31, 1998, 1997 and 1996, respectively. The useful lives of the Partnership's assets range from 15 to 25 years. Expenditures for maintenance and repairs are expensed as incurred, major renewals and betterments are capitalized. The Accelerated Cost Recovery System or Modified Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes. See Footnote 3 for further discussion.

         (c)  Rental Income
         ---  -------------

         Rental income is recognized on the straight line method over the terms of the leases. The outstanding leases with respect to rental properties owned are for terms of no more than one year for residential properties and no more than five years for commercial buildings.

         (d)  Cash
         ---  ----

         For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; cash in security deposits; and money market savings.


         (e)  Escrow Deposits
         ---  ---------------

         Escrow deposits represent cash which is restricted for the payment of property taxes or for repairs and replacements in accordance with the mortgage agreement.

         (f)  Mortgage Costs
         ---  --------------

         Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the terms of the respective mortgages.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
--       ----------------------------------------------------

         (g)  Investment in Unconsolidated Joint Ventures
         ---  -------------------------------------------

         The Partnership's investment in Research Triangle Industrial Park West Associates Joint Venture and Research Triangle Land Joint Venture are unconsolidated joint ventures which are accounted for on the equity method. These joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

         (h)  Minority Interest in Consolidated Joint Venture
         ---  -----------------------------------------------

         The minority interest in a consolidated joint venture formed to operate Foxhunt Apartments is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses.

         (i)  Comprehensive Income
         ---  --------------------

         The Partnership has adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

         (j)  Segment Information
         ---  -------------------

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its limited partners.


3.       ACQUISITION AND DISPOSITION OF RENTAL PROPERTY:
--       -----------------------------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


3.       ACQUISITION AND DISPOSITION OF RENTAL PROPERTY (Con't.):
--       --------------------------------------------------------

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

         In July of 1996, the Partnership entered into a plan to dispose of the property of Foxhunt Apartments with a carrying amount of $2,886,577 at December 31, 1996. Foxhunt incurred a net loss of $129,931 for the year ended December 31, 1996. Management had determined that a sale of the property was in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $7.4 million. The contact expired in 1997, and the Partnership discontinued its plan to dispose of the property in 1998.

         In 1998, the Partnership entered into a plan to dispose of the property of Northwind Office Park with a carrying amount of $2,159,032 at December 31, 1998. Northwind incurred a net loss of $115,275 for the year ended December 31, 1998. Management has determined that a sale of the property is in the best interests of the partners.

         Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, certain long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1998 and 1996 totaled approximately $158,000 and $93,000, respectively. Management believes that the property's fair value has not changed significantly since being classified as held for sale.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


4.       INVESTMENT IN JOINT VENTURES:
--       -----------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


4.       INVESTMENT IN JOINT VENTURES (Con't.)
--       -------------------------------------

         A summary of the assets, liabilities and equity of the Joint Venture as of December 31, 1998 and 1997 and the results of its operations for the years ended December 31, 1998, 1997 and 1996 follows.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


4.       INVESTMENT IN JOINT VENTURES (Con't.):
--       --------------------------------------

                        RESEARCH TRIANGLE INDUSTRIAL PARK
                        ---------------------------------
                                 BALANCE SHEETS
                                 --------------
                           December 31, 1998 and 1997
                           --------------------------

Assets                                           1998                1997
                                            ----------------     ---------------

Land                                             $  338,112          $  338,112
Land improvements                                   799,430             799,430
Buildings                                         4,130,637           4,130,637
                                            ----------------     ---------------
                                                  5,268,179           5,268,179
Less accumulated depreciation                     3,590,813           3,469,458
                                            ----------------     ---------------
Property, net                                     1,677,366           1,798,721

Cash                                                688,674           1,127,231
Accounts receivable - affiliates                     29,925              20,603
Accounts receivable - other                        -                     35,731
Escrow deposits                                     559,679             330,058
Other                                               257,127             263,149
                                            ----------------     ---------------

Total Assets                                     $3,212,771          $3,575,493
                                            ================     ===============


Liabilities and Partners' Deficit

Liabilities:
  Notes payable                                  $5,504,596          $5,558,723
  Accounts payable and accrued expenses             106,256              90,069
                                            ----------------     ---------------
Total Liabilities                                 5,610,852           5,648,792
                                            ----------------     ---------------

Partners' Deficit:
  The Partnership                                (1,099,626)           (937,235)
  RPILP VI-A                                     (1,298,455)         (1,136,064)
                                            ----------------     ---------------
Total Partners' Deficit                          (2,398,081)         (2,073,299)
                                            ----------------     ---------------

Total Liabilities and Partners' Deficit          $3,212,771          $3,575,493
                                            ================     ===============

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


4.       INVESTMENT IN JOINT VENTURES (Con't.):
--       --------------------------------------


                        RESEARCH TRIANGLE INDUSTRIAL PARK
                        ---------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                     1998                  1997                 1996
                                                ----------------     -----------------     ----------------
Income:
  Rental                                              $ 962,352             $ 886,634           $1,029,367
  Interest                                                6,985                 5,496                  763
                                                ----------------     -----------------     ----------------

  Total Income                                          969,337               892,130            1,030,130
                                                ----------------     -----------------     ----------------

Expenses:
  Property operations                                   114,857               101,896              112,982
  Interest                                              447,457               466,651              436,685
  Depreciation and amortization                         138,263               170,218              172,099
  Administrative:
    Paid to affiliates                                   63,652                60,177               58,987
    Other                                                29,890                28,052               12,352
                                                ----------------     -----------------     ----------------

  Total Expenses                                        794,119               826,994              793,105
                                                ----------------     -----------------     ----------------

Net income                                            $ 175,218             $  65,136           $  237,025
                                                ================     =================     ================

Allocation of net income:
  The Partnership                                     $  87,609             $  32,568           $  118,513
  Other investors                                        87,609                32,568              118,512
                                                ----------------     -----------------     ----------------

Total                                                 $ 175,218             $  65,136           $  237,025
                                                ================     =================     ================

A reconciliation of the investment in Research Triangle Industrial Park Joint
Venture is as follows:



                                                              1998                    1997                   1996
                                                     ------------------     -------------------     ------------------

Investment in joint venture at beginning of year           $  (937,235)            $  (969,803)          $ (1,088,316)
Allocated net income                                            87,609                  32,568                118,513
Distribution from joint venture                               (250,000)                     -                       -
                                                     ------------------     -------------------     ------------------

Investment in joint venture at end of year                $ (1,099,626)            $  (937,235)           $  (969,803)
                                                     ==================     ===================     ==================


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


4.       INVESTMENT IN JOINT VENTURES (Con't.):
--       --------------------------------------

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

         In 1994, engineering and surveying costs in the amount of $20,484 were capitalized as part of the cost of land. The book value of the land joint venture as of December 31, 1998 and 1997 was $432,984. The only operations of the joint venture is the payment of real estate taxes and insurance premiums for this vacant piece of land. Payment of these bills is to be divided equally between the Partnership and Adaron.

         The total capital of the joint venture of $432,982 as of December 31, 1998 and 1997 is divided equally between the Partnership and Adaron. The Partnership's capital of $216,491 as of December 31, 1998 and 1997 is included in the Losses of Unconsolidated Joint Ventures in Excess of Investment on the balance sheet. The Partnership's share of expenses, totaling $5,271, $5,532 and $7,321, were allocated to the Partnership for the years ended December 31, 1998, 1997 and 1996, respectively. All payments made by each joint venturer are considered capital contributions. Such contributions are offset by the allocated loss from such payments. Therefore, overall capital does not change. The joint venture has no outstanding debt at December 31, 1998 and 1997.


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

         REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
                                           NOTES TO FINANCIAL STATEMENTS
                                                    (Continued)


4.       INVESTMENT IN JOINT VENTURES (Con't.):
--       --------------------------------------

         Minority Interest in Consolidated Joint Venture (Con't.):

         The original Joint Venture agreement provided that any income, loss, gain, cash flow, or sales proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI A and 26.82% to RPILP VI B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP VI A's interest, while RPILP VI B's ownership interest was decreased to 11.5%. The net loss of the Joint Venture from September 27, 1991, date of inception, through December 31, 1998 has been allocated to the minority interests in accordance with the agreement and has been recorded as a reduction of their capital contributions.

         A reconciliation of the minority interest share in the Foxhunt Joint Venture is as follows:

                                                           RPILP VI B
                                                          --------------

               Balance at January 1, 1996                    $386,062
               Allocated loss                                 (14,942)
                                                          --------------
               Balance at December 31, 1996                   371,120
               Allocated income                                 4,781
                                                          --------------
               Balance at December 31, 1997                   375,901
               Allocated loss                                (108,517)
                                                          --------------
               Balance at December 31, 1998                  $267,384
                                                          ==============

5.       MORTGAGES AND NOTES PAYABLE:
--       ----------------------------

         The Partnership has the following mortgages payable:

         Northwind Office Park

         A mortgage with a carrying amount of $469,506 and $566,206 at December 31, 1998 and 1997, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due in December 2002.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


5.       MORTGAGES AND NOTES PAYABLE (Con't.):
--       -------------------------------------

         A mortgage with a carrying amount of $241,179 and $278,519 at December 31, 1998 and 1997, respectively, bearing interest at 9%. The mortgage provides for annual principal and interest payments at $57,936, payable in equal monthly installments with the remaining balance due in September 1995. No extension has been granted, and the loan is currently callable on demand.

         Foxhunt Apartments
         ------------------

         The U.S. Department of Housing and Urban Development (HUD) insured mortgage with a balance of $4,498,327 at December 31, 1997 was refinanced during 1998.

         The new mortgage, with a balance of $6,000,000 at December 31, 1998, bears interest at 350 basis points above the LIBOR rate (9.1875% at December 31, 1998). The mortgage requires monthly interest only payments until maturity in August 1999. The mortgage is not HUD-insured.

         The aggregate maturities of mortgages and note payable for each of the next four years are as follows:


               Year                                      Amount
               ----                                      ------

               1999                                    $6,345,472
               2000                                       116,118
               2001                                       127,959
               2002                                       121,136
                                                       ----------

               TOTAL                                   $6,710,685
                                                       ==========
          The Partnership is currently not in compliance with certain debt covenants related to the above mortgages.

The mortgages are secured by the properties to which they relate.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


6.       FAIR VALUE OF FINANCIAL INSTRUMENTS:
--       ------------------------------------

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, deposits held in trust, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the nature of these instruments.

         Management believes it is impracticable to estimate the fair value of the mortgages payable of Northwind, with approximate carrying values of $470,000 and $241,000 at December 31, 1998, because it is uncertain if comparable mortgages could be obtained in the current market due to the poor occupancy at Northwind. Management has determined that the fair value of the mortgage payable of Foxhunt, with a carrying value of $6,000,000 at December 31, 1998, approximates its carrying value due to the mortgage's current nature.
See Note 5 for a description of the terms of the mortgages payable.

7.       RELATED PARTY TRANSACTIONS:

         Management fees for the management of Partnership properties are paid to an affiliate of the General Partners. The management agreement provides for a management fee of 5% of the gross monthly rental receipts of each complex. This fee was $91,032, $96,762 and $87,188 for the years ended December 31, 1998, 1997 and 1996, respectively.

         According to the terms of the partnership agreement, Realmark Properties, Inc. is entitled to a continuing partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the receipt by the limited partners of a noncumulative annual cash return equal to 7% of the average of their adjusted capital contributions (as defined in the partnership agreement). No such fees were paid or accrued for the years ended December 31, 1998, 1997 and 1996.

         Accounts receivable - affiliates totaled $78,416 as of December 31, 1998. Accounts payable - affiliates totaled $76,669 as of December 31, 1997.

         Computer service charges for the partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $4,560 for each of the years ended December 31, 1998, 1997 and 1996.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


7.       RELATED PARTY TRANSACTIONS (Con't.):
--       ------------------------------------

         Pursuant to the terms of the partnership agreement, the Corporate General partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses as payroll, legal, rent, depreciation, printing, mailing, travel and communication costs related to Partnership accounting, partner communication and relations, and property marketing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. These charges totaled $77,634, $93,246 and $84,438 in 1998, 1997 and 1996, respectively.

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

         In connection with the refinancing of the mortgage payable for the Foxhunt Apartments, as described in Note 5, the Partnership incurred loan placement fees of $60,000 during the year ended December 31, 1998. The fee is calculated as 1% of the mortgage loan amount and is payable to an affiliate of the General Partners. No such fees were paid during the years ended December 31, 1997 and 1996.


8.       INCOME TAXES:
--       -------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


8.       INCOME TAXES (Con't.):
--       ----------------------

         The reconciliation of net loss for the years ended December 31, 1998, 1997 and 1996, as reported in the statement of operations, and as would be reported for tax return purposes is as follows:

                                                                  1998                1997                1996
                                                            ----------------    ----------------     ---------------
Net loss -
  Statement of operations                                      $   (998,807)       $   (162,528)       $   (418,777)

Add to (deduct) from:
  Difference in depreciation                                         77,801             114,999             (78,980)

  Basis difference in investment in joint venture                  (164,895)             69,318             115,578
  Other                                                            (132,180)           (125,740)            (54,952)
  Allowance for doubtful accounts                                    41,382             (67,268)             27,558
                                                            ----------------    ----------------     ---------------

Net loss - tax return purposes                                 $ (1,176,699)       $   (171,219)       $   (409,573)
                                                            ================    ================     ===============

         The reconciliation of Partners' Deficit for the years ended December
31, 1998, 1997 and 1996, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                                  1998                1997                1996
                                                            ------------------  -----------------    ---------------

Partners' Deficit -
  Balance Sheet                                                $ (2,815,029)       $ (1,816,222)       $ (1,653,694)

Add to (deduct from):
  Accumulated difference in depreciation                         (3,634,419)         (3,712,220)         (3,827,219)

  Accumulated amortization of discounts
    on mortgage payables                                          1,208,424           1,208,424           1,208,424

  Syndication fees                                                1,133,176           1,133,176           1,133,176
  Allowance for doubtful accounts                                    87,123              45,741             113,009
  Gain on sale of property                                         (561,147)           (561,147)           (561,147)
  Other                                                            (360,478)           (228,298)           (102,558)
  Difference in investment in joint ventures                        482,913             647,808             578,490
                                                            ------------------  -----------------    ---------------

Partners' Deficit - tax return purposes                        $ (4,459,437)       $ (3,282,738)       $ (3,111,519)
                                                           ==================   =================    ===============


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


 9.      LEASES
 --      ------

         All residential property rental agreements are for a duration of less than one year. In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 5 years. Future rentals to be received on noncancelable operating leases with terms of more than one year are as follows:


               1999                           $ 311,052
               2000                             132,513
               2001                              32,340
               2002                              15,482
                                              ---------
               TOTAL                          $ 491,387
                                              =========

10.      GOING CONCERN CONSIDERATIONS
---      ----------------------------

         The mortgage payable on Foxhunt, with an outstanding balance of $6,000,000 at December 31, 1998, is due August 1, 1999. The Partnership's mortgage on Northwind Office park was due in September 1995. No extension has been granted to the Partnership, and the loan is currently callable on demand.

         Because of the uncertainty surrounding the refinancing of these mortgages, and the Partnership's recurring losses from operations and partners' deficit, substantial doubt exists about the Partnership's ability to continue as a going concern.

         Management's plans are to refinance the mortgage on Foxhunt, since the current mortgage was intended to be a bridge loan. In an effort to improve the operations of the Partnership and to remedy the current situation with Northwind's mortgage, management is actively marketing Northwind's rental property for sale.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------



11.      SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
---      ----------------------------------------------

                                 1998               1997               1996
                                 ----               ----               ----
Cash paid for interest         $562,506           $528,829           $508,311
                               ========           ========           ========
12.      RECLASSIFICATIONS
---      -----------------

         Certain reclassifications have been made to 1996 and 1997 balances to conform to the classifications used for 1998 balances.


13.      CONTINGENCIES
---      -------------

         Included in Accounts Payable and Accrued Expenses on the balance sheet are delinquent taxes and interest on Northwind Office Park for the years 1996, 1997 and 1998, totaling approximately $162,399. The result of these delinquencies could be substantial penalties or the potential loss of the property. A range of total loss is not estimable at December 31, 1998.

SCHEDULE III

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------

                                                                                                     Gross amounts at which
                                                                                                   Carried at Close of Period
                                         Initial Cost to                                       -------------------------------------
                                         Partnership                 Cost
                                 ----------------------------    Capitalized
  Property                                                      Subsequent to        (5)                                   (1)(2)
 Description     Encumbrances       Land         Buildings       Acquisition     Retirements    Land        Buildings       Total
 -----------     ------------       ----         ---------       -----------     -----------    ----        ---------       -----

Northwind
 Office Park
 E. Lansing, MI     $  710,685     $ 460,515     $ 3,415,895       $  486,350    $    -        $460,515    $ 3,902,245   $ 4,362,760


Foxhunt
 Apartments
 Kettering, OH       6,000,000       387,500       4,890,020          217,121         -         387,500      5,107,141     5,494,641
                   -----------    ----------     -----------       ----------    ------------  -----------  -----------  -----------

                    $6,710,685    $  848,015     $ 8,305,915       $  703,471    $    -        $848,015     $9,009,386   $ 9,857,401
                   ===========    ==========     ===========       ==========    ============  ===========  ===========  ===========



Research
 Triangle JV
 Research
 Triangle, NC      $ 5,504,596      $750,612     $ 4,920,738       $    9,329    $ (412,500)   $338,112     $4,930,067   $ 5,268,179


Research Triangle
 Land JV
 Research
 Triangle, NC         -              412,500         -                 20,484         -         432,984         -            432,984
                   -----------    ----------     -----------       ----------    ------------  -----------  -----------  -----------
                   $ 5,504,596    $1,163,112     $ 4,920,738       $   29,813    $  (412,500)  $771,096     $4,930,067   $ 5,701,163
                   ===========    ==========     ===========       ==========    ============  =========== ============  ===========



                                                                      Life on
                                                                       which
                                                                    Depreciation
                                                                     in Latest
                          (3)(6)          Date                       Statement
  Property              Accumulated        of           Date         Operations
 Description           Depreciation   Construction    Acquired      is Computed
 -----------           ------------   ------------    --------      -----------

Northwind
 Office Park
 E. Lansing, MI        $ 2,203,729        1973         12/83      15 - 25 Years


Foxhunt
 Apartments
 Kettering, OH           2,977,048        1972         02/84      15 - 25 Years
                       -----------

                       $ 5,180,777
                       ===========



Research
 Triangle JV
 Research
 Triangle, NC          $ 3,590,813       1985          12/83      15 - 25 Years


Research Triangle
 Land JV
 Research
 Triangle, NC                  -           -           08/92      15 - 25 Years
                       -----------

                       $ 3,590,813
                      ============

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II
               --------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------

         (1) Cost for Federal income tax purposes is $9,857,401.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1998, 1997 and 1996 follows:


                                                                      Partnership Properties
                                                            1998               1997               1996
                                                        --------------     --------------     --------------

Balance at beginning of period                            $ 9,771,288        $ 9,755,153        $ 9,749,156
Additions                                                      86,113             16,135              5,997
                                                        --------------     --------------     --------------
Balance at end of period                                  $ 9,857,401        $ 9,771,288        $ 9,755,153
                                                        ==============     ==============     ==============

                                                                      Joint Venture Property
                                                            1998               1997               1996
                                                        --------------     --------------     --------------

Balance at beginning of period                            $ 5,701,163        $ 5,701,163        $ 5,691,836
Additions                                                     -                  -                    9,327
                                                        --------------     --------------     --------------
Balance at end of period                                  $ 5,701,163        $ 5,701,163        $ 5,701,163
                                                        ==============     ==============     ==============

(3) A reconciliation of accumulated depreciation for the years ended December
31, 1998, 1997 and 1996 follows:

                                                                      Partnership Properties
                                                            1998               1997               1996
                                                        --------------     --------------     --------------

Balance at beginning of period                            $ 4,971,130        $ 4,562,317        $ 4,252,511
Additions charged to cost and expenses
  during the period                                           209,647            408,813            309,806
                                                        --------------     --------------     --------------
Balance at end of period                                  $ 5,180,777 (4)    $ 4,971,130 (4)    $ 4,562,317 (4)
                                                        ==============     ==============     ==============


                                                                      Joint Venture Property
                                                            1998               1997               1996
                                                        --------------     --------------     --------------

Balance at beginning of period                            $ 3,469,458        $ 3,338,925        $ 3,231,895
Additions charged to cost and expenses
  during the period                                           121,355            130,533            107,030
                                                        --------------     --------------     --------------
Balance at end of period                                  $ 3,590,813 (4)    $ 3,469,458 (4)    $ 3,338,925 (4)
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


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II


         By:      /S/  JOSEPH M. JAYSON                                04/14/99
                  ----------------------                               --------
                  JOSEPH M. JAYSON,                                      Date
                  Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By:      /S/  JOSEPH M. JAYSON                                04/14/99
                  ---------------------                                --------
                  JOSEPH M. JAYSON, President                            Date
                  Principal Executive Officer and Director

                  /S/  MICHAEL J. COLMERAUER                           04/14/99
                  --------------------------                           --------
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