Form 10-Q
period 1999-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1999-08-04
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
March 31, 1999                                              0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its Charter)

Delaware                                    16-1212761
--------                                    ----------
(State of Formation)                        (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1999, the issuer had 10,000 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------

                                      INDEX
                                      -----

                                                                             PAGE NO.
                                                                             --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------
                  Balance Sheets -
                           March 31, 1999 and December 31, 1998                 3

                  Statements of Operations -
                           Three Months Ended March 31, 1999 and 1998           4

                  Statements of Cash Flows -
                           Three Months Ended March 31, 1999 and 1998           5

                  Statements of Partners' (Deficit) -
                           Three Months Ended March 31, 1999 and 1998           6

                  Notes to Financial Statements                              7 - 20


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                         21 - 24
         ----------



PART III: FINANCIAL DATA SCHEDULE
---------------------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1999 and December 31, 1998
                      ------------------------------------
                                   (Unaudited)

                                                                     March 31,                December 31,
                                                                        1999                      1998
                                                                        ----                      ----
ASSETS
------
Property, at cost:
     Land                                                              $   848,015               $   848,015
     Buildings and improvements                                          9,011,311                 9,009,386
     Furniture and fixtures                                                439,647                   439,647
                                                                  -----------------         -----------------
                                                                        10,298,973                10,297,048
     Less accumulated depreciation                                       5,720,387                 5,607,242
                                                                  -----------------         -----------------
          Property, net                                                  4,578,586                 4,689,806

Cash                                                                             -                   498,376
Escrow deposits                                                            411,582                   375,833
Accounts receivable, net of allowance for doubtful
     accounts of $101,729 and $95,898, respectively                          4,341                     9,591
Accounts receivable - affiliates                                           158,168                    78,416
Mortgage costs, net of accumulated
     amortization of $139,825 and $92,078                                   81,163                   128,910
Leasing commissions, net of accumulated amortization
     of $6,279 and $5,117                                                    1,020                         -
Other assets                                                               211,129                     1,409
                                                                  -----------------         -----------------

           Total Assets                                                $ 5,445,989               $ 5,782,341
                                                                  =================         =================

LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                                    $    40,367               $         -
     Mortgages payable                                                   6,675,762                 6,710,685
     Accounts payable and accrued expenses                                 704,272                   593,911
     Accrued interest                                                        9,188                         -
     Security deposits and prepaid rents                                   126,532                   142,255
                                                                  -----------------         -----------------
           Total Liabilities                                             7,556,121                 7,446,851
                                                                  -----------------         -----------------

Losses of unconsolidated joint ventures
     in excess of investment                                               866,904                   883,135
                                                                  -----------------         -----------------

Minority interest in consolidated
     joint venture                                                           3,989                   267,384
                                                                  -----------------         -----------------

Partners' (Deficit):
     General partners                                                     (250,186)                 (245,206)
     Limited partners                                                   (2,730,840)               (2,569,823)
                                                                  -----------------         -----------------
          Total Partners' (Deficit)                                     (2,981,025)               (2,815,029)
                                                                  -----------------         -----------------

          Total Liabilities and Partners' (Deficit)                    $ 5,445,989               $ 5,782,341
                                                                  =================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                                                    Three Months              Three Months
                                                                       Ended                     Ended
                                                                     March 31,                 March 31,
                                                                        1999                      1998
                                                                        ----                      ----
Income:
     Rental                                                             $  459,728                $  476,467
     Interest and other income                                              24,818                    22,280
                                                                  -----------------         -----------------
     Total income                                                          484,546                   498,747
                                                                  -----------------         -----------------

Expenses:
     Property operations                                                   468,402                   344,325
     Interest                                                              147,414                   121,204
     Depreciation and amortization                                         161,282                   115,634
     Administrative:
          To affiliates                                                     52,131                    43,697
          Other                                                            100,939                    69,429
                                                                  -----------------         -----------------
     Total expenses                                                        930,168                   694,289
                                                                  -----------------         -----------------

(Loss) income before allocated income (loss) from joint venture
     and loss (income) allocated to minority interest                     (445,622)                 (195,542)

Allocated income from joint venture                                         16,231                    47,465

Loss allocated to minority interest                                        263,395                     8,607
                                                                  -----------------         -----------------

Net loss                                                                $ (165,996)               $ (139,470)
                                                                  =================         =================

Loss per limited partnership unit                                       $   (16.10)               $   (13.53)
                                                                  =================         =================

Distributions per limited partnership unit                              $        -                $        -
                                                                  =================         =================

Weighted average number of
     limited partnership units
     outstanding                                                            10,000                    10,000
                                                                  =================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                                                  Three Months              Three Months
                                                                     Ended                     Ended
                                                                   March 31,                 March 31,
                                                                      1999                      1998
                                                                      ----                      ----
Cash flow from operating activities:
     Net loss                                                       $ (165,996)               $ (139,470)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                                     161,282                   117,039
     Loss from joint venture                                           (16,231)                  (47,465)
     Minority interest share of net loss                              (263,395)                   (8,607)
Changes in operating assets and liabilities:
     Cash - security deposits                                                -                      (438)
     Escrow deposits                                                   (35,749)                  (57,575)
     Accounts receivable                                                 5,250                    (7,813)
     Leasing commissions                                                (1,410)                        -
     Other assets                                                     (209,720)                    5,225
     Accounts payable and accrued expenses                             110,361                    84,665
     Accrued interest                                                    9,188                       (92)
     Security deposits and prepaid rents                               (15,723)                    3,534
                                                              -----------------         -----------------
Net cash (used in) operating activities                               (422,143)                  (50,997)
                                                              -----------------         -----------------

Cash flow from investing activities:
     Capital expenditures                                               (1,925)                        -
     Accounts receivable - affiliates                                  (79,752)                        -
                                                              -----------------         -----------------
Net cash (used in) investing activities                                (81,677)                        -
                                                              -----------------         -----------------

Cash flows from financing activities:
     Cash overdraft                                                     40,367                   101,598
     Accounts payable - affiliates                                           -                   (11,425)
     Principal payments on mortgages and notes                         (34,923)                  (39,176)
     Mortgage costs                                                          -                         -
                                                              -----------------         -----------------
Net cash provided by financing activities                                5,444                    50,997
                                                              -----------------         -----------------

Decrease in cash                                                      (498,376)                        -

Cash - beginning of period                                             498,376                         -
                                                              -----------------         -----------------

Cash - end of period                                                 $       -                 $       -
                                                              =================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                          $ 138,226                 $ 121,296
                                                              =================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)


                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------

Balance, January 1, 1998                                          $ (173,828)              10,000              $ (1,455,038)

Net loss                                                              (4,184)                   -                  (135,286)
                                                            -----------------       --------------        ------------------

Balance, March 31, 1998                                           $ (178,012)              10,000              $ (1,590,324)
                                                            =================       ==============        ==================




Balance, January 1, 1999                                          $ (245,206)              10,000              $ (2,569,823)

Net income                                                            (4,980)                   -                  (161,017)
                                                            -----------------       --------------        ------------------

Balance, March 31, 1999                                           $ (250,186)              10,000              $ (2,730,840)
                                                            =================       ==============        ==================



                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNER'S DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership II, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the three months ended March 31, 1999 and 1998 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

        Investment in unconsolidated joint ventures
        -------------------------------------------

        The Partnership's investment in Research Triangle Industrial Park West Associates Joint Venture and Research Triangle Land Joint Venture are unconsolidated joint ventures which are accounted for on the equity method. This joint venture is not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

        ------------------------------------------------------

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

        Comprehensive Income
        --------------------

        The Partnership has adopted Statement of Financial Accounting Standards
        (SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

        ------------------------------------------------------

        Segment Information
        -------------------

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

        ----------------------------------------

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

        On August 20, 1992, the Partnership entered into an agreement with Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop land on the site of Research Triangle. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture is shown at cost of $412,500. This joint venture had no operations and limited expenses, including real estate taxes and insurance expense, for the three month periods ended March 31, 1999 or 1998.

        A summary of the combined assets, liabilities and equity of the joint venture as of March 31, 1999 and December 31, 1998, and the results of its operations for the three month periods ended March 31, 1999 and 1998 are as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1999 and December 31, 1998
                      ------------------------------------

                                                                             March 31,                      December 31,
                                                                                1999                            1998
                                                                                ----                            ----
ASSETS
------

Cash and cash equivalents                                                        $ 855,505                       $ 688,674
Property, net of accumulated depreciation                                        1,647,027                       1,677,366
Other assets                                                                       765,864                         846,731
                                                                          -----------------               -----------------

                 Total Assets                                                  $ 3,268,396                     $ 3,212,771
                                                                          =================               =================


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Notes payable                                                             $ 5,433,256                     $ 5,504,596
     Accounts payable - affiliates                                                   8,718                               -
     Accounts payable and accrued expenses                                         852,041                         106,256
                                                                          -----------------               -----------------
                 Total Liabilities                                               6,294,015                       5,610,852
                                                                          -----------------               -----------------

Partners' (Deficit):
     The Partnership                                                            (1,413,395)                     (1,099,626)
     RPILP VI-A                                                                 (1,612,224)                     (1,298,455)
                                                                          -----------------               -----------------
                Total Partners' (Deficit)                                       (3,025,619)                     (2,398,081)
                                                                          -----------------               -----------------

                Total Liabilities and Partners' (Deficit)                      $ 3,268,396                     $ 3,212,771
                                                                          =================               =================


                                      -13-

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------

                                                                            Three Months                    Three Months
                                                                               Ended                           Ended
                                                                             March 31,                       March 31,
                                                                                1999                            1998
                                                                                ----                            ----
Income:
     Rental                                                                      $ 265,029                       $ 289,403
     Interest and other income                                                          75                             218
                                                                          -----------------               -----------------
     Total income                                                                  265,104                         289,621
                                                                          -----------------               -----------------

Expenses:
     Property operations                                                            34,666                          24,704
     Interest                                                                      144,913                         115,521
     Depreciation and amortization                                                  35,310                          37,881
     Administrative                                                                 17,753                          16,585
                                                                          -----------------               -----------------
     Total expenses                                                                232,642                         194,691
                                                                          -----------------               -----------------

Net income                                                                        $ 32,462                        $ 94,930
                                                                          =================               =================



Allocation of net income:
     The Partnership                                                              $ 16,231                        $ 47,465
     Other investors                                                                16,231                          47,465
                                                                          -----------------               -----------------

                                                                                  $ 32,462                        $ 94,930
                                                                          =================               =================

A reconciliation of the investments in Research Triangle Industrial Park Joint
Ventures:

Investment in Joint Venture at beginning of period                            $ (1,099,626)
Distributions                                                                     (330,000)
Allocated income                                                                    16,231
                                                                          -----------------

Investment in Joint Venture at end of period                                  $ (1,413,395)
                                                                          =================

        ---------------------------------------

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

        The original joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI-A and 26.82% to RPILP VI-B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP VI-A's interest and decreased RPILP VI-B's ownership interest to 11.5%. The net loss of the joint venture from the date of inception through March 31, 1999 has been allocated to the minority interests in accordance with the agreements and has been recorded as a reduction of their capital contributions.

        A reconciliation of the minority interests share in the Foxhunt Joint Venture is as follows:

        Balance, January 1, 1999                              $   267,384
        Allocated loss                                           (263,395)
                                                              -----------
        Balance, March 31, 1999                               $     3,989
                                                              ===========


6.      MORTGAGES PAYABLE
        -----------------

        Northwind Office Park
        ---------------------

        A mortgage with a balance of $469,506 and $550,734 at March 31, 1999 and 1998, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due December 2002.

        A mortgage with a balance of $206,256 and $267,438 at March 31, 1999 and 1998, respectively, bearing interest at 9.00%. The mortgage provides for annual principal and interest payments of $57,936, payable in equal monthly installments with the remaining balance originally due September 1995. The Partnership has not been granted an extension and therefore the loan is currently callable on demand.

        -----------------------------

        Foxhunt Apartments
        ------------------

        A mortgage with a principal balance of $6,000,000 and a two year term in which interest only payments are to be made at a rate equivalent to 350 basis points over the thirty-day LIBOR rate (8.50% at March 31, 1999). The loan may at any time during the two years be converted to a thirty year fixed mortgage. Management is currently working on refinancing this loan and expects to have permanent financing by August 31, 1999.

        A mortgage with a balance of $4,487,727 at March 31, 1998, bearing interest at 9.00%. Annual principal and interest payments of $436,296 were due in equal monthly installments until maturity in March 2027. The mortgage on this property was refinanced during July 1998 and as a result this mortgage was paid in full. No significant gain or loss on the refinancing occurred.

        The aggregate maturities of the mortgages for each of the next five years and thereafter are approximately as follows:

                  Year                                            Amount
                  ----                                            ------

                  1999                                        $   6,345,472
                  2000                                              116,118
                  2001                                              127,959
                  2002                                              121,136
                                                              -------------

                  TOTAL                                         $ 6,710,685
                                                              =============


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

        The fair value of the mortgages payable of Northwind, with total carrying values of $675,762, cannot be determined because it is uncertain if comparable mortgages could be obtained in the current market due to the poor occupancy at Northwind. The fair value of the mortgage payable of Foxhunt, with a carrying value of $6,000,000, is believed to approximate its carrying value since a new mortgage was obtained in July 1998.

8.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of Partnership properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled approximately $24,000 and $23,700 for the three months ended March 31, 1999 and 1998, respectively.

        According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the three months ended March 31, 1999 and 1998.

        Accounts receivable - affiliates amounted to $158,168 at March 31, 1999. This balance is accruing interest at the rate of 11% per annum and is payable on demand.

        Accounts payable - affiliates amounted to $67,038 at March 31, 1998. This balance is accruing interest at the rate of 11% per annum and is payable on demand.

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $1,140 for both the three months ended March 31, 1999 and 1998, respectively.

        --------------------------------------

        Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other property specific expenses, such as payroll, benefits, etc. are charged to property operations on the Statement of Operations.

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

        ------------------------

        The reconciliation of net loss for the three month periods ended March 31, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                         March 31,                  March 31,
                                                          1999                        1998
                                                          ----                        ----
        Net loss -
             Statement of operations                 $  (165,996)               $   (139,470)
        (Add to)  deduct from:
             Difference in depreciation                   19,450                    (113,145)
             Difference in amortization of
             loan discount                                     -                           -
             Allowance for doubtful accounts              10,350                       7,813
             Other                                      ( 33,000)                          -
             Difference in depreciation -
             Joint Ventures                             ( 41,000)                     38,152
                                                     -------------              -------------

        Net (loss) for tax purposes                  $  (210,196)               $  ( 206,650)
                                                     =============              =============


        ------------------------

        The reconciliation of partner's (deficit) at March 31, 1999 and December 31, 1998 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                        March 31,                December 31,
                                                         1999                        1998
                                                         ----                        ----
        Partner's (Deficit) - balance sheet           $  (2,981,025)             $ (2,815,029)
         Add to (deduct from):
              Accumulated difference in
              depreciation                               (3,614,969)               (3,634,419)
              Accumulated amortization
              of discounts on mortgage
              payables                                    1,208,424                  1,208,424
              Syndication fees                            1,133,176                  1,133,176
              Gain on sale of property                   (  561,147)                (  561,147)
              Allowance for doubtful
               accounts                                      97,473                     87,123
              Other                                      (  393,478)                (  360,478)
              Difference in Investment
              in Joint Venture                              441,913                    482,913
                                                     ---------------            --------------

         Partner's (Deficit) - tax return            $   (4,669,633)              $ (4,459,437)
                                                     ===============            ==============


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources:
--------------------------------

The Partnership continued to operate with a net loss for the three month period ended March 31, 1999. Management continues to put forth great effort to increase occupancies, primarily at the Northwind Office Complex. Management continues to aggressively market this property in local rental guides and newspapers in search of tenants, however market conditions in East Lansing, Michigan continue to make it difficult to compete with newer, more updated office buildings which have been built in the same area. Management's plans for marketing the space in this office park include re-naming the complex and installing all new signage, new carpeting and fresh coats of paint and/or wall covering in all hallways, new lights in all hallways, all new bathrooms and the setting up of a common conference center available for use by all tenants. The approximate cost of all renovations is expected to be $300,000 and the work should be completed by the end of 1999. Northwind's cash flow shortages have caused it to fall behind by over two years in the payment of its real estate taxes. One of Northwind's outstanding mortgages came due in September 1995, and to date management has been unable to refinance the debt. The mortgage holder continues to accept payments of principal and interest, although the mortgage holder is unwilling to grant a formal extension, therefore placing the debt in technical default. The General Partners continue to send out packages to lenders to refinance the Northwind property at a lower interest rate than is currently being paid, but with the low occupancy, there is no guaranty that they will be successful.

Research Triangle Office Complex has maintained stable, high occupancy levels, while Northwind Office Park continues, as in the prior year, to struggle with lower than expected occupancies. Foxhunt Apartments experienced an increase in occupancy during the first quarter of 1999, and management feels with the improvements completed, and those yet to be completed at the property, occupancy should continue to improve.

Management also continues to market the properties in the Partnership for sale through the use of major media sources, such as the Wall Street Journal, but it is believed that occupancies must be stabilized and physical improvements must be completed to both Foxhunt and Northwind to otherwise enhance the value of the portfolio for both the possible refinancing or sale of properties.

The General Partners are currently working on permanent financing for the Foxhunt Apartments which was refinanced with a one-year bridge loan in July 1998. The current bridge loan calls for interest only payments for one year and matures August 1, 1999.

-------------------------------------------

There were no distributions for the three month periods ended March 31, 1999 and 1998. The Partnership has been using its cash to complete necessary capital improvements (both capitalizable and non-capitalizable) and deferred and routine maintenance at the properties in the Partnership. The General Partner does not anticipate making any distributions until the cash flow from the properties improves and necessary capital improvements to the properties have been completed.

The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.

Results of Operations:
----------------------

For the quarter ended March 31, 1999, the Partnership's net loss reported was $165,996 or $16.10 per limited partnership unit. Net loss for the quarter ended March 31, 1998 amounted to $139,470 or $13.53 per unit.

Partnership revenue for the quarter ended March 31, 1999 totaled $484,546, a decrease of approximately $14,000 from the 1998 amount of $498,747. Total rental revenue decreased approximately $16,700, while interest and other income increased approximately $2,500. The decrease in rental revenue during the quarter is primarily attributed to increased concessions resulting from lower than expected (and usually obtained) economic occupancy at Foxhunt Apartments. The concessions offered at this complex more than doubled between the three months ended March 31, 1999 and 1998 when they totaled approximately $60,000 and $29,000, respectively. Management feels the concessions offered at Foxhunt Apartments have been successful as occupancy has increased from January 1, 1999 when it was approximately 86% to approximately 93% at March 31, 1999. The vacancy and bad debt amounts between the three months ended March 31, 1999 and 1998 remained virtually unchanged. Research Triangle Industrial Park continues to add financial strength to the Partnership as it maintains high occupancy due to the demand in its location for commercial office space.

For the quarter ended March 31, 1999, Partnership expenses amounted to $930,168, increasing by in excess of $235,000 from the 1998 quarter amount of $694,289. A large increase in property operations expenditures was noted; continued increases were incurred in payroll and related expenses and repairs and maintenance at the Foxhunt Apartments as management continues to make physical improvements to the property in preparation of an anticipated sale sometime in the near future. The increase in repairs and maintenance items is attributable to increased improvements being done at the property, mostly in the form of new carpeting and appliances. Additionally, increased repairs, maintenance and replacement expenses were incurred at Northwind Office Complex as management is doing considerable physical improvements to this property (note: most are not of a capitalizable nature). Such improvements include, but are not limited to, new hallway carpeting and fresh paint in all buildings. Total administrative expenses for the quarter ended March 31, 1999 increased approximately $40,000 from the same three month period in the previous year. The majority of this increase was seen in other administrative expenses; specifically, 1) increased advertising expenses for Northwind and Foxhunt were incurred in an attempt to increase occupancy; 2) increased model expenses at both Northwind and Foxhunt resulted from management's decision to set up various models to show to potential renters; and 3) increased signage expense was incurred at Northwind as management replaced old signs with newer, updated signs throughout the office complex. Increased interest expense was primarily the result of the increased principal balance on the Foxhunt mortgage.

----------------------------------

The Research Triangle Industrial Park Joint Venture generated net income of $32,462 for the three month period ended March 31, 1999 with 50% or $16,231 of the income allocated to each joint venturer. The joint venture generated net income of $94,930 for the three month period ended March 31, 1998 with one-half being allocated to each venturer.

For the three months ended March 31, 1999, the Partnership generated a tax loss of $210,196 or $20.39 per limited partnership unit. The tax loss for the first three months of 1998 totaled $206,650 or $20.05 per unit.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP II


By:      /s/  Joseph M. Jayson                                July 29, 1999
         ---------------------                                -------------
         Joseph M. Jayson,                                    Date
         Individual General Partner and
         Principal Financial Officer