Form 10-Q
period 1999-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1999-09-07
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
June 30, 1999                                               0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its Charter)

Delaware                                            16-1212761
(State of Formation)                      (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1999, the issuer had 10,000 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------

                                      INDEX
                                      -----
                                                                                     PAGE NO.
                                                                                     --------
PART I:  FINANCIAL INFORMATION
------------------------------

                  Balance Sheets -
                           June 30, 1999 and December 31, 1998                          3

                  Statements of Operations -
                           Three Months Ended June 30, 1999 and 1998                    4

                  Statements of Operations -
                           Six Months Ended June 30, 1999 and 1998                      5

                  Statements of Cash Flows -
                           Six Months Ended June 30, 1999 and 1998                      6

                  Statements of Partners' (Deficit) -
                           Six Months Ended June 30, 1999 and 1998                      7

                  Notes to Financial Statements                                       8 - 20


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               21 - 24
         ---------------------------------------------



PART III:         FINANCIAL DATA SCHEDULE




                                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                                --------------------------------------------------
                                                  BALANCE SHEETS
                                                  --------------
                                       June 30, 1999 and December 31, 1998
                                       -----------------------------------
                                                   (Unaudited)

                                                                      June 30,                December 31,
                                                                        1999                      1998
                                                                        ----                      ----
ASSETS
------

Property, at cost:
     Land                                                                $ 848,015                 $ 848,015
     Buildings and improvements                                          9,019,133                 9,009,386
     Furniture and fixtures                                                439,647                   439,647
                                                                  -----------------         -----------------
                                                                        10,306,795                10,297,048
     Less accumulated depreciation                                       5,833,532                 5,607,242
                                                                  -----------------         -----------------
          Property, net                                                  4,473,263                 4,689,806

Cash                                                                        15,202                   498,376
Escrow deposits                                                            350,457                   375,833
Accounts receivable, net of allowance for doubtful
     accounts of $124,275 and $95,898, respectively                          8,403                     9,591
Accounts receivable - affiliates                                           103,184                    78,416
Mortgage costs, net of accumulated
     amortization of $187,572 and $92,078                                   33,416                   128,910
Leasing commissions, net of accumulated amortization
     of $6,669 and $5,117                                                      630                         -
Other assets                                                                42,145                     1,409
                                                                  -----------------         -----------------

           Total Assets                                                $ 5,026,699               $ 5,782,341
                                                                  =================         =================


LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Mortgages payable                                                 $ 6,639,976               $ 6,710,685
     Accounts payable and accrued expenses                                 519,883                   593,911
     Accrued interest                                                        9,188                         -
     Security deposits and prepaid rents                                   127,839                   142,255
                                                                  -----------------         -----------------
           Total Liabilities                                             7,296,886                 7,446,851
                                                                  -----------------         -----------------

Losses of unconsolidated joint ventures
     in excess of investment                                               829,181                   883,135
                                                                  -----------------         -----------------

Minority interest in consolidated
     joint venture                                                         (37,052)                  267,384
                                                                  -----------------         -----------------

Partners' (Deficit):
     General partners                                                     (252,625)                 (245,206)
     Limited partners                                                   (2,809,691)               (2,569,823)
                                                                  -----------------         -----------------
          Total Partners' (Deficit)                                     (3,062,316)               (2,815,029)
                                                                  -----------------         -----------------

          Total Liabilities and Partners' (Deficit)                    $ 5,026,699               $ 5,782,341
                                                                  =================         =================

                        See notes to financial statements


                                         REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                                         --------------------------------------------------
                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                             Three Months Ended June 30, 1999 and 1998
                                             -----------------------------------------
                                                            (Unaudited)

                                                                           Three Months                 Three Months
                                                                              Ended                         Ended
                                                                             June 30,                     June 30,
                                                                               1999                         1998
                                                                               ----                         ----
Income:
     Rental                                                                    $ 496,884                    $ 474,933
     Interest and other income                                                    24,347                       37,886
                                                                          ---------------               --------------
     Total income                                                                521,231                      512,819
                                                                          ---------------               --------------

Expenses:
     Property operations                                                         252,256                      280,291
     Interest                                                                    142,231                      129,928
     Depreciation and amortization                                               161,283                      115,634
     Administrative:
          To affiliates                                                           70,466                       41,132
          Other                                                                   55,050                       87,668
                                                                          ---------------               --------------
     Total expenses                                                              681,286                      654,653
                                                                          ---------------               --------------

Loss before allocated loss from joint venture
     and loss allocated to minority interest                                    (160,055)                    (141,834)

Allocated income from joint venture                                               37,723                       35,091

Loss allocated to minority interest                                               41,041                      151,874
                                                                          ---------------               --------------

Net (loss) income                                                              $ (81,291)                    $ 45,131
                                                                          ===============               ==============

(Loss) income per limited partnership unit                                     $   (7.89)                    $   4.38
                                                                          ===============               ==============

Distributions per limited partnership unit                                     $       -                     $      -
                                                                          ===============               ==============

Weighted average number of
     limited partnership units
     outstanding                                                                  10,000                       10,000
                                                                          ===============               ==============

                        See notes to financial statements

                                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                                --------------------------------------------------
                                             STATEMENTS OF OPERATIONS
                                             ------------------------
                                     Six Months Ended June 30, 1999 and 1998
                                     ---------------------------------------
                                                   (Unaudited)

                                                                     Six Months                Six Months
                                                                       Ended                     Ended
                                                                      June 30,                  June 30,
                                                                        1999                      1998
                                                                        ----                      ----
Income:
     Rental                                                              $ 956,612                 $ 951,400
     Interest and other income                                              49,165                    60,166
                                                                  -----------------         -----------------
     Total income                                                        1,005,777                 1,011,566
                                                                  -----------------         -----------------

Expenses:
     Property operations                                                   720,658                   624,616
     Interest                                                              289,645                   251,132
     Depreciation and amortization                                         322,565                   231,268
     Administrative:
          To affiliates                                                    122,597                    84,829
          Other                                                            155,989                   157,097
                                                                  -----------------         -----------------
     Total expenses                                                      1,611,454                 1,348,942
                                                                  -----------------         -----------------

Loss before allocated income from joint venture
     and loss allocated to minority interest                              (605,677)                 (337,376)

Allocated income from joint venture                                         53,954                    82,556

Loss allocated to minority interest                                        304,436                   160,481
                                                                  -----------------         -----------------

Net loss                                                                $ (247,287)                $ (94,339)
                                                                  =================         =================

Loss per limited partnership unit                                       $   (23.99)                $   (9.15)
                                                                  =================         =================

Distributions per limited partnership unit                              $        -                 $       -
                                                                  =================         =================

Weighted average number of
     limited partnership units
     outstanding                                                            10,000                    10,000
                                                                  =================         =================

                        See notes to financial statements


                              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                              --------------------------------------------------
                                             STATEMENTS OF CASH FLOWS
                                             ------------------------
                                     Six Months Ended June 30, 1999 and 1998
                                     ---------------------------------------
                                                   (Unaudited)

                                                                     Six Months                Six Months
                                                                       Ended                     Ended
                                                                      June 30,                  June 30,
                                                                        1999                      1998
                                                                        ----                      ----
Cash flow from operating activities:
     Net loss                                                           $ (247,287)                $ (94,339)

Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                         322,565                   231,268
     Income from joint venture                                             (53,954)                  (82,556)
     Minority interest share of net loss                                  (304,436)                 (160,481)
Changes in operating assets and liabilities:
     Cash - security deposits                                                    -                      (438)
     Escrow deposits                                                        25,376                  (106,351)
     Accounts receivable                                                     1,188                    (4,419)
     Leasing commissions                                                    (1,410)                        -
     Other assets                                                          (40,736)                   15,358
     Accounts payable and accrued expenses                                 (74,028)                  156,393
     Accrued interest                                                        9,188                    18,660
     Security deposits                                                     (14,416)                   26,894
                                                                  -----------------         -----------------
Net cash used in operating activities                                     (377,950)                      (11)
                                                                  -----------------         -----------------

Cash flow from investing activities:
     Accounts receivable - affiliates                                      (24,768)                        -
     Capital expenditures                                                   (9,747)                        -
     Distributions from joint venture                                            -                   250,000
                                                                  -----------------         -----------------
Net cash (used in) provided by investing activities                        (34,515)                  250,000
                                                                  -----------------         -----------------

Cash flows from financing activities:
     Cash overdraft                                                              -                  (151,190)
     Accounts payable - affiliates                                               -                   (48,399)
     Principal payments on mortgages and notes                             (70,709)                  (47,120)
     Mortgage costs                                                              -                    (3,082)
                                                                  -----------------         -----------------
Net cash used in financing activities                                      (70,709)                 (249,791)
                                                                  -----------------         -----------------

(Decrease) increase in cash                                               (483,174)                      198

Cash - beginning of period                                                 498,376                         -
                                                                  -----------------         -----------------

Cash - end of period                                                      $ 15,202                     $ 198
                                                                  =================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                              $ 280,457                 $ 232,472
                                                                  =================         =================

                        See notes to financial statements

                                    REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
                                    --------------------------------------------------
                                             STATEMENTS OF PARTNERS' (DEFICIT)
                                             ---------------------------------
                                          Six Months Ended June 30, 1999 and 1998
                                          ---------------------------------------
                                                        (Unaudited)


                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------
Balance, January 1, 1998                                          $ (215,242)              10,000              $ (1,600,980)

Net loss                                                              (2,830)                   -                   (91,509)
                                                            -----------------       --------------        ------------------

Balance, June 30, 1998                                            $ (218,072)              10,000              $ (1,692,489)
                                                            =================       ==============        ==================




Balance, January 1, 1999                                          $ (245,206)              10,000              $ (2,569,823)

Net income                                                            (7,419)                   -                  (239,868)
                                                            -----------------       --------------        ------------------

Balance, June 30, 1999                                            $ (252,625)              10,000              $ (2,809,691)
                                                            =================       ==============        ==================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNER'S DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership II, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the six months ended June 30, 1999 and 1998 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        ------------------------------------------------------

        Segment Information
        -------------------

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income- producing real property for the benefit of its limited partners.


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

        ---------------------------------------

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

        On August 20, 1992, the Partnership entered into an agreement with Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop land on the site of Research Triangle. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture is shown at cost of $412,500. This joint venture had no operations and limited expenses, including real estate taxes and insurance expense, for the six month period ended June 30, 1999 or 1998.

        A summary of the combined assets, liabilities and equity of the joint venture as of June 30, 1999 and December 31, 1998, and the results of its operations for the six month periods ended June 30, 1999 and 1998 are as follows:

                                   RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                   ------------------------------------------------
                                                    BALANCE SHEETS
                                                    --------------
                                          June 30, 1999 and December 31, 1998
                                          -----------------------------------

                                                                           June 30,                     December 31,
                                                                             1999                           1998
                                                                             ----                           ----
ASSETS
------
Cash and cash equivalents                                                   $         -                     $   688,674
Property, net of accumulated depreciation                                     1,616,689                       1,677,366
Other assets                                                                  1,010,991                         846,731
                                                                       -----------------              ------------------

                Total Assets                                                $ 2,627,680                     $ 3,212,771
                                                                       =================              ==================


LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Cash overdraft                                                         $    22,237                     $         -
     Notes payable                                                            5,421,374                       5,504,596
     Accounts payable and accrued expenses                                      134,242                         106,256
                                                                       -----------------              ------------------
                Total Liabilities                                             5,577,853                       5,610,852
                                                                       -----------------              ------------------

Partners' (Deficit):
     General partners                                                        (1,375,672)                     (1,099,626)
     Other investors                                                         (1,574,502)                     (1,298,455)
                                                                       -----------------              ------------------
               Total Partners' (Deficit)                                     (2,950,174)                     (2,398,081)
                                                                       -----------------              ------------------

               Total Liabilities and Partners' (Deficit)                    $ 2,627,680                     $ 3,212,771
                                                                       =================              ==================

                                      -14-


                                   RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                                   ------------------------------------------------
                                               STATEMENTS OF OPERATIONS
                                               ------------------------
                                        Six Months Ended June 30, 1999 and 1998
                                        ---------------------------------------

                                                                          Six Months                     Six Months
                                                                            Ended                           Ended
                                                                           June 30,                       June 30,
                                                                             1999                           1998
                                                                             ----                           ----
Income:
     Rental                                                                   $ 493,973                       $ 542,902
     Interest and other income                                                    7,091                             407
                                                                       -----------------              ------------------
     Total income                                                               501,064                         543,309
                                                                       -----------------              ------------------

Expenses:
     Property operations                                                         70,275                          22,222
     Interest                                                                   219,532                         229,470
     Depreciation and amortization                                               68,192                          75,763
     Administrative                                                              35,157                          50,743
                                                                       -----------------              ------------------
     Total expenses                                                             393,156                         378,198
                                                                       -----------------              ------------------

Net income                                                                    $ 107,908                       $ 165,111
                                                                       =================              ==================



Allocation of net income:
     The Partnership                                                          $  53,954                       $  82,556
     RPILP II                                                                    53,954                          82,555
                                                                       -----------------              ------------------

                                                                              $ 107,908                       $ 165,111
                                                                       =================              ==================


A reconciliation of the investments in Research Triangle Industrial Park Joint
Ventures:

Investment in Joint Venture at beginning of period               $ (1,099,626)
Distributions                                                        (330,000)
Allocated income                                                       53,954
                                                               ---------------

Investment in Joint Venture at end of period                     $ (1,375,672)
                                                               ===============

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

        The original joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI-A and 26.82% to RPILP VI-B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP VI-A's interest and decreased RPILP VI-B's ownership interest to 11.5%. The net loss of the joint venture from the date of inception through June 30, 1999 has been allocated to the minority interests in accordance with the agreements and has been recorded as a reduction of their capital contributions.

        A reconciliation of the minority interests share in the Foxhunt Joint Venture is as follows:

        Balance, January 1, 1999                               $  267,384
        Allocated loss                                           (304,436)
                                                               -----------
        Balance, June 30, 1999                                 $(  37,052)
                                                               ===========


6.      MORTGAGES PAYABLE
        -----------------

        Northwind Office Park
        ---------------------

        A mortgage with a balance of $469,506 and $543,093 at June 30, 1999 and 1998, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due December 2002.

        A mortgage with a balance of $170,470 and $270,260 at June 30, 1999 and 1998, respectively, bearing interest at 9.00%. The mortgage provides for annual principal and interest payments of $57,936, payable in equal monthly installments with the remaining balance originally due September 1995. The Partnership has not been granted an extension and therefore the loan is currently callable on demand.

        -----------------------------

        Foxhunt Apartments
        ------------------

        A mortgage with a principal balance of $6,000,000 and a two year term in which interest only payments are to be made at a rate equivalent to 350 basis points over the thirty-day LIBOR rate (8.6875% at June 30, 1999). The loan may at any time during the two years be converted to a thirty year fixed mortgage. Management is currently working on refinancing this loan and expects to have permanent financing by September 30, 1999. An extension on this mortgage was granted until September 30, 1999.

        A mortgage with a balance of $4,482,579 at June 30, 1998, bearing interest at 9.00%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in March 2027. The mortgage on this property was refinanced during July 1998 and as a result this mortgage was paid in full. No significant gain or loss on the refinancing occurred.

        The aggregate maturities of the mortgages for each of the next four years and thereafter are as follows:

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

        -----------------------------------------------

        The fair value of the mortgages payable of Northwind, with carrying values of $469,506 and $170,470, cannot be determined because it is uncertain if comparable mortgages could be obtained in the current market due to the poor occupancy at Northwind. The fair value of the mortgage payable of Foxhunt, with a carrying value of $6,000,000, is believed to approximate its carrying value since a new mortgage was obtained in July 1998.


8.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of Partnership properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled approximately $48,381 and $47,886 for the six months ended June 30, 1999 and 1998, respectively.

        According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1999 and 1998.

        Accounts receivable - affiliates amounted to $103,184 at June 30, 1999. This balance is payable on demand.

        Accounts payable - affiliates amounted to $28,270 at June 30, 1998. This balance is payable on demand.

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner based, in part, upon the number of apartment units and complexes. Such amounts totaled approximately $2,280 for both the six months ended June 30, 1999 and 1998, respectively.

        Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other property specific expenses, such as payroll, benefits, etc. are charged to property operations on the Statement of Operations.

        --------------------------------------

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

        The reconciliation of net loss for the six month periods ended June 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                                June 30,                     June 30,
                                                                  1999                         1998
                                                                  ----                         ----
        Net loss -
             Statement of operations                          $    (247,287)              $  (  94,339)
        (Add to)  deduct from:
             Difference in depreciation                              38,900                     57,500
             Difference in amortization of
             loan discount                                                -                          -
             Allowance for doubtful accounts                         20,700                   ( 33,634)
             Other                                                ( 66,000)                   ( 62,870)
             Difference in depreciation -
             Joint Ventures                                       (  82,000)                    34,659
                                                              --------------            --------------

        Net (loss) for tax purposes                           $   ( 335,687)              $  (  98,684)
                                                              ==============            ==============


        ------------------------

        The reconciliation of partner's (deficit) at June 30, 1999 and December 31, 1998 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                       June 30,                 December 31,
                                                         1999                       1998
                                                         ----                       ----
        Partner's (Deficit) - balance sheet          $  (3,062,316)               $ (2,815,029)
         Add to (deduct from):
             Accumulated difference in
             depreciation                                (3,595,519)                (3,634,419)
             Accumulated amortization
             of discounts on mortgage
             payables                                     1,208,424                  1,208,424
             Syndication fees                             1,133,176                  1,133,176
             Gain on sale of property                    (  561,147)                (  561,147)
             Allowance for doubtful
               accounts                                     107,823                     87,123
             Other                                       (  426,478)                (  360,478)
             Difference in Investment
             in Joint Venture                               400,913                    482,913
                                                     ---------------            --------------

         Partner's (Deficit) - tax return            $   (4,795,124)              $ (4,459,437)
                                                     ===============            ==============


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources
-------------------------------

The Partnership continued to operate with a net loss for the six month period ended June 30, 1999. As stated in previous management discussions, management continues to put forth great effort to increase occupancies, primarily at the Northwind Office Complex. Management continues to aggressively market this property in local rental guides and newspapers in search of tenants. Management's plans for marketing the space in this office park include re-naming the complex and installing all new signage, new carpeting and fresh coats of paint and/or wall covering in all hallways, new lights in all hallways, all new bathrooms and the setting up of a common conference center available for use by all tenants. The approximate cost of all renovations is expected to be $300,000 and the work should be completed by the end of 1999 (note: the signage work is already completed). Northwind's cash flow shortages have caused it to fall behind by over two years in the payment of its real estate taxes. One of Northwind's outstanding mortgages came due in September 1995, and to date management has been unable to refinance the debt. The mortgage holder continues to accept payments of principal and interest, although the mortgage holder is unwilling to grant a formal extension, therefore placing the debt in technical default. The General Partners continue to send out packages to lenders to refinance the Northwind property at a lower interest rate than is currently being paid, but with the low occupancy, there is no guaranty that they will be successful.

The Partnership made no distributions during the six month periods ended June 30, 1999 or 1998, and the General Partner does not anticipate making any distributions until the cash flow from the properties improves and necessary capital improvements to the properties have been completed. The Partnership has been using its cash to complete necessary capital improvements (both capitalizable and non-capitalizable) and deferred and routine maintenance at the properties in the Partnership.

The General Partners successfully refinanced the mortgage on Foxhunt Apartments in July 1998. The current bridge loan calls for interest only payments for one year and matures August 1, 1999. Management received an extension on this loan until September 30, 1999. The General Partners believe the mortgage will have permanent financing by that date.

--------------------------------------------

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

Results of Operations:
----------------------

For the quarter ended June 30, 1998, the Partnership's net loss reported was $81,291 or $7.89 per limited partnership unit. Net income for the quarter ended June 30, 1998 amounted to $45,131 or $4.38 per unit. For the six month period ended June 30, 1999, the net loss was $247,287 or $23.99 per limited partnership unit as compared to $94,339 or $9.15 per limited partnership unit for the six month period ended June 30, 1998.

----------------------------------

Partnership revenue for the quarter ended June 30, 1999 totaled $521,231, an increase of slightly over $8,000 from the 1998 amount of $512,819. Total rental revenue increased almost $22,000, while interest and other income decreased approximately $13,500. The increase in rental revenue during the quarter can be attributed to continued increased economic occupancy levels and improved collections at Foxhunt Apartments. Research Triangle Industrial Park continues to add financial strength to the Partnership as it maintains high occupancy due to the demand in its location for commercial office space. For the six month period ended June 30, 1999, Partnership revenue totaled $1,005,777 as compared to $1,011,566 for the same period in the previous year.

For the quarter ended June 30, 1999, Partnership expenses amounted to $681,286, increasing approximately $27,000 from the 1998 quarter amount of $654,653. Much of the large increase can be attributed to a substantial increase in depreciation between the two periods; due to accounting pronouncements which exist, depreciation was halted during the period in 1998 when a sales contract existed on Foxhunt Apartments. For the six month period ended June 30, 1999, Partnership expenses increased by over $262,500 from the same period in 1998; for the six months ended June 30, 1999 and 1998, total expenses for the Partnership were $1,611,454 and $1,348,942, respectively. Again, a major portion of this increase is attributed to an increase in depreciation between the two periods. A large increase in property operations expenditures should also be noted; in this area, specifically, increases were noted in payroll and related expenses, and repairs and maintenance at the Foxhunt Apartments. The increase in repairs and maintenance items is attributable to increased improvements being done at the property, mostly in the form of new carpeting, painting and appliances. Repairs, maintenance and deferred costs at Northwind also increased significantly between the two six month periods due to the renovation work being done at the property. Additionally, payroll at Northwind increased by more than three times (i.e., from approximately $14,000 to approximately $48,000) when comparing the six months ended June 30, 1999 and 1998. Administrative expenses paid to other than affiliates for both the six months ended June 30, 1999 and the same six months in the previous year remained very consistent. Administrative expenses paid/accrued to affiliates increased by approximately $38,000 or 45% between the six months ended June 30, 1999 and 1998. No one particular expense in this area was responsible for the increase, but in total, they resulted in the increase.

The Research Triangle Industrial Park Joint Venture generated net income of $107,908 for the six month period ended June 30, 1999 with 50% or $53,954 of the income allocated to each joint venturer. The joint venture generated net income of $165,112 for the six month period ended June 30, 1998 with one-half being allocated to each venturer.

----------------------------------

For the six months ended June 30, 1998, the Partnership generated a tax loss of $335,687 or $32.56 per limited partnership unit. The tax loss for the first six months of 1998 totaled $98,685 or $9.57 per unit.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP II


By:      /s/  Joseph M. Jayson                                September 2, 1999
         ---------------------                                -----------------
         Joseph M. Jayson,                                    Date
         Individual General Partner and
         Principal Financial Officer