Form 10-Q
period 1999-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 1999-12-23
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
September 30, 1999                                           0-11909

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its Charter)

Delaware                                    16-1212761
--------                                    ----------
(State of Formation)                        (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1999, the issuer had 10,000 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------

                                      INDEX
                                      -----

                                                                                     PAGE NO.
                                                                                     --------
PART I:           FINANCIAL INFORMATION
-------           ---------------------

                  Balance Sheets -
                           September 30, 1999 and December 31, 1998                     3

                  Statements of Operations -
                           Three Months Ended September 30, 1999 and 1998               4

                  Statements of Operations -
                           Nine Months Ended September 30, 1999 and 1998                5

                  Statements of Cash Flows -
                           Nine Months Ended September 30, 1999 and 1998                6

                  Statements of Partners' (Deficit) -
                           Nine Months Ended September 30, 1999 and 1998                7

                  Notes to Financial Statements                                       8 - 20


PART II:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------          FINANCIAL CONDITION AND RESULTS OF
                  ----------------------------------
                  OPERATIONS                                                         21 - 24
                  ----------

PART III:         FINANCIAL DATA SCHEDULE                                                 27
---------         -----------------------


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------
                                   (Unaudited)

                                                                               September 30,                December 31,
                                                                                   1999                         1998
                                                                                   ----                         ----
ASSETS
------
Property, at cost:
     Land                                                                      $    848,015                   $    848,015
     Buildings and improvements                                                   9,026,133                      9,009,386
     Furniture and fixtures                                                         439,647                        439,647
                                                                               ------------                   ------------
                                                                                 10,313,795                     10,297,048
     Less accumulated depreciation                                                5,946,678                      5,607,242
                                                                               ------------                   ------------
          Property, net                                                           4,367,117                      4,689,806

Cash                                                                                 66,493                        498,376
Escrow deposits                                                                      45,273                        375,833
Accounts receivable, net of allowance for doubtful
     accounts of $141,265 and $95,898, respectively                                    --                            9,591
Accounts receivable - affiliates                                                    148,244                         78,416
Mortgage costs, net of accumulated
     amortization of $235,319 and $92,078                                            25,769                        128,910
Leasing commissions, net of accumulated amortization
     of $7,059 and $5117                                                                240                           --
Other assets                                                                          3,332                          1,409
                                                                               ------------                   ------------

            Total Assets                                                       $  4,656,468                   $  5,782,341
                                                                               ============                   ============


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Mortgages payable                                                         $  6,609,484                   $  6,710,685
     Accounts payable and accrued expenses                                          444,969                        593,911
     Accrued interest                                                                 9,188                           --
     Security deposits and prepaid rents                                            129,010                        142,255
                                                                               ------------                   ------------
            Total Liabilities                                                     7,192,651                      7,446,851
                                                                               ------------                   ------------

Losses of unconsolidated joint ventures
     in excess of investment                                                        794,921                        883,135
                                                                               ------------                   ------------

Minority interest in consolidated
     joint venture                                                                 (201,089)                       267,384
                                                                               ------------                   ------------

Partners' Deficit:
     General partners                                                              (254,656)                      (245,206)
     Limited partners                                                            (2,875,359)                    (2,569,823)
                                                                               ------------                   ------------
           Total Partners' Deficit                                               (3,130,015)                    (2,815,029)
                                                                               ------------                   ------------

           Total Liabilities and Partners' Deficit                             $  4,656,468                   $  5,782,341
                                                                               ============                   ============



                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1999 and 1998
                 ----------------------------------------------
                                   (Unaudited)

                                                                           Three Months              Three Months
                                                                              Ended                      Ended
                                                                          September 30,              September 30,
                                                                               1999                      1998
                                                                               ----                      ----
Income:
     Rental                                                                 $   524,136              $   446,941
     Interest and other income                                                   39,878                   20,584
                                                                            -----------              -----------
     Total income                                                               564,014                  467,525
                                                                            -----------              -----------

Expenses:
     Property operations                                                        439,119                  491,081
     Interest                                                                   134,195                  171,037
     Depreciation and amortization                                              161,282                  356,457
     Administrative:
          To affiliates                                                          25,693                   43,833
          Other                                                                  69,721                   82,103
                                                                            -----------              -----------
     Total expenses                                                             830,010                1,144,511
                                                                            -----------              -----------

Loss before allocated income (loss) from joint
     venture and loss allocated to minority interest                           (265,996)                (676,986)

Allocated income (loss) from joint venture                                       34,260                  (13,575)

Loss allocated to minority interest                                             164,037                  447,530
                                                                            -----------              -----------

Net loss                                                                    $   (67,699)             $  (243,031)
                                                                            ===========              ===========

Loss per limited partnership unit                                           $     (6.57)             $    (23.57)
                                                                            ===========              ===========

Distributions per limited partnership unit                                  $      --                $      --
                                                                            ===========              ===========

Weighted average number of
     limited partnership units
     outstanding                                                                 10,000                   10,000
                                                                            ===========              ===========

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                             Nine Months              Nine Months
                                                                                Ended                    Ended
                                                                            September 30,            September 30,
                                                                                1999                     1998
                                                                                ----                     ----
Income:
     Rental                                                                $ 1,480,748                $ 1,398,341
     Interest and other income                                                  89,043                     80,750
                                                                           -----------                -----------
     Total income                                                            1,569,791                  1,479,091
                                                                           -----------                -----------

Expenses:
     Property operations                                                     1,159,777                  1,115,697
     Interest                                                                  423,840                    422,169
     Depreciation and amortization                                             483,847                    587,725
     Administrative:
          To affiliates                                                        148,290                    128,662
          Other                                                                225,710                    239,200
                                                                           -----------                -----------
     Total expenses                                                          2,441,464                  2,493,453
                                                                           -----------                -----------

Loss before allocated income from joint venture
     and loss allocated to minority interest                                  (871,673)                (1,014,362)

Allocated income from joint venture                                             88,214                     68,982

Loss allocated to minority interest                                            468,473                    608,011
                                                                           -----------                -----------

Net loss                                                                   $  (314,986)               $  (337,369)
                                                                           ===========                ===========

Loss per limited partnership unit                                          $    (30.55)               $    (32.72)
                                                                           ===========                ===========

Distributions per limited partnership unit                                 $      --                  $      --
                                                                           ===========                ===========

Weighted average number of
     limited partnership units
     outstanding                                                                10,000                     10,000
                                                                           ===========                ===========

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                              Nine Months              Nine Months
                                                                                 Ended                    Ended
                                                                             September 30,            September 30,
                                                                                 1999                     1998
                                                                                 ----                     ----
Cash flow from operating activities:
     Net loss                                                               $  (314,986)              $  (337,370)

Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                              483,847                   587,725
     Income from joint venture                                                  (88,214)                  (68,982)
     Minority interest share of net loss                                       (468,473)                 (608,011)
Changes in operating assets and liabilities:
     Cash - security deposits                                                      --                      (2,319)
     Escrow deposits                                                            330,560                  (442,434)
     Accounts receivable                                                          9,591                   (14,160)
     Leasing commissions                                                         (2,182)                     --
     Other assets                                                                (1,923)                   22,689
     Accounts payable and accrued expenses                                     (148,942)                  387,810
     Accrued interest                                                             9,188                     6,221
     Security deposits and prepaid rents                                        (13,245)                   47,237
                                                                            -----------               -----------
Net cash used in operating activities                                          (204,779)                 (421,594)
                                                                            -----------               -----------

Cash flow from investing activities:
     Accounts receivable - affiliates                                           (69,828)                     --
     Capital acquisitions                                                       (16,747)                     --
     Distributions from joint venture                                              --                     250,000
                                                                            -----------               -----------
Net cash provided by investing activities                                       (86,575)                  250,000
                                                                            -----------               -----------

Cash flows from financing activities:
     Cash overdraft                                                                --                    (151,190)
     Accounts payable - affiliates                                                 --                       5,460
     Principal payments on mortgages and notes                                 (101,201)                1,437,203
     Mortgage costs                                                             (39,328)                 (272,740)
                                                                            -----------               -----------
Net cash (used in) provided by financing activities                            (140,529)                1,018,733
                                                                            -----------               -----------

(Decrease) increase in cash                                                    (431,883)                  847,139

Cash - beginning of period                                                      498,376                      --
                                                                            -----------               -----------

Cash - end of period                                                        $    66,493               $   847,139
                                                                            ===========               ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                 $   414,652               $   415,948
                                                                            ===========               ===========


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------
Balance, January 1, 1998                                     $  (215,242)                10,000              $(1,600,980)

Net loss                                                         (10,121)                  --                   (327,248)
                                                             -----------            -----------              -----------

Balance, September 30, 1998                                  $  (225,363)                10,000              $(1,928,228)
                                                             ===========            ===========              ===========




Balance, January 1, 1999                                     $  (245,206)                10,000              $(2,569,823)

Net loss                                                          (9,450)                  --                   (305,536)
                                                             -----------            -----------              -----------

Balance, September 30, 1999                                  $  (254,656)                10,000              $(2,875,359)
                                                             ===========            ===========              ===========


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)


1.       GENERAL PARTNER'S DISCLOSURE
         ----------------------------

         In the opinion of the General Partners of Realmark Property Investors Limited Partnership II, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

         ---------------------------------------------------

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

         Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the six months ended June 30, 1997 totaled approximately $136,000.

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

         On August 20, 1992, the Partnership entered into an agreement with Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop land on the site of Research Triangle. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture is shown at cost of $412,500. This joint venture had no operations and limited expenses, including real estate taxes and insurance expense, for the nine month period ended September 30, 1999 or 1998.

         A summary of the combined assets, liabilities and equity of the joint venture as of September 30, 1999 and December 31, 1998, and the results of its operations for the nine month periods ended September 30, 1999 and 1998 are as follows:

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------

                                                                            September 30,              December 31,
                                                                                 1999                      1998
                                                                                 ----                      ----
ASSETS
------
Cash and cash equivalents                                                     $   188,668               $   688,674
Property, net of accumulated depreciation                                       1,601,436                 1,677,366
Other assets                                                                    1,061,505                   846,731
                                                                              -----------               -----------

                 Total Assets                                                 $ 2,851,609               $ 3,212,771
                                                                              ===========               ===========


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Notes payable                                                            $ 5,407,476               $ 5,504,596
     Accounts payable - affiliates                                                162,068                      --
     Accounts payable and accrued expenses                                        163,717                   106,256
                                                                              -----------               -----------
                 Total Liabilities                                              5,733,261                 5,610,852
                                                                              -----------               -----------

Partners' (Deficit):
     General partners                                                          (1,341,412)               (1,099,626)
     Other investors                                                           (1,540,241)               (1,298,455)
                                                                              -----------               -----------
                Total Partners' (Deficit)                                      (2,881,653)               (2,398,081)
                                                                              -----------               -----------

                Total Liabilities and Partners' (Deficit)                     $ 2,851,609               $ 3,212,771
                                                                              ===========               ===========

                RESEARCH TRIANGLE INDUSTRIAL PARK JOINT VENTURES
                ------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------

                                                                             Nine Months                Nine Months
                                                                                Ended                      Ended
                                                                            September 30,              September 30,
                                                                                 1999                      1998
                                                                                 ----                      ----
Income:
     Rental                                                                  $746,554                   $796,401
     Interest and other income                                                 11,212                        590
                                                                             --------                   --------
     Total income                                                             757,766                    796,991
                                                                             --------                   --------

Expenses:
     Property operations                                                       90,824                    132,846
     Interest                                                                 336,482                    344,346
     Depreciation and amortization                                            101,072                    113,643
     Administrative                                                            52,959                     68,193
                                                                             --------                   --------
     Total expenses                                                           581,337                    659,028
                                                                             --------                   --------

Net income                                                                   $176,429                   $137,963
                                                                             ========                   ========



Allocation of net income:
     The Partnership                                                         $ 88,215                   $ 68,982
     RPILP II                                                                  88,214                     68,981
                                                                             --------                   --------

                                                                             $176,429                   $137,963
                                                                             ========                   ========

A reconciliation of the investments in Research Triangle Industrial Park Joint
Ventures:

Investment in Joint Venture at beginning of period                            $(1,099,626)
Distributions                                                                    (330,000)
Allocated income                                                                   88,215
                                                                              -----------

Investment in Joint Venture at end of period                                  $(1,341,412)
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

         The original joint venture agreement provided that any income, loss, gain, cash flow, or sale proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP VI-A and 26.82% to RPILP VI-B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP VI-A's interest and decreased RPILP VI-B's ownership interest to 11.5%. The net loss of the joint venture from the date of inception through September 30, 1999 has been allocated to the minority interests in accordance with the agreements and has been recorded as a reduction of their capital contributions.

         A reconciliation of the minority interests share in the Foxhunt Joint Venture is as follows:

         Balance, January 1, 1999                              $  267,384
         Allocated loss                                          (468,473)
                                                               ----------
         Balance, September 30, 1999                           $ (201,089)
                                                               ==========


6.       MORTGAGES PAYABLE
         -----------------

         Northwind Office Park
         ---------------------

         A mortgage with a balance of $442,331 and $524,233 at September 30, 1999 and 1998, respectively, bearing interest at 9.75%. The mortgage provides for annual principal and interest payments of $147,660, payable in equal monthly installments with the remaining balance due December 2002.

         A mortgage with a balance of $161,020 and $256,022 at September 30, 1999 and 1998, respectively, bearing interest at 9.00%. The mortgage provides for annual principal and interest payments of $57,936, payable in equal monthly installments with the remaining balance originally due September 1995. The Partnership has not been granted an extension and therefore the loan is currently callable on demand.

         ------------------------------

         Foxhunt Apartments
         ------------------

         A mortgage with a principal balance of $6,000,000 and a two year term in which interest only payments are to be made at a rate equivalent to 350 basis points over the thirty-day LIBOR rate (8.6875% at September 30, 1999). The loan may at any time during the two years be converted to a thirty year fixed mortgage. Management is currently working on refinancing this loan and expects to have permanent financing by November 16, 1999. An extension on this mortgage was granted until November 16, 1999.

         A mortgage with a balance of $4,482,579 at June 30, 1998, bearing interest at 9.00%. Annual principal and interest payments of $436,296 are due in equal monthly installments until maturity in March 2027. The mortgage on this property was refinanced during July 1998 and as a result this mortgage was paid in full.

         No significant gain or loss on the refinancing occurred.

         The aggregate maturities of the mortgages for each of the next four years and thereafter are as follows:

                  Year                                        Amount
                  ----                                        ------

                  1999                                     $ 6,345,472
                  2000                                         116,118
                  2001                                         127,959
                  2002                                         121,136
                                                           -----------

                  TOTAL                                    $ 6,710,685
                                                           ===========


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

         -----------------------------------------------

         The fair value of the mortgages payable of Northwind, with carrying values of $$442,331and $161,020, cannot be determined because it is uncertain if comparable mortgages could be obtained in the current market due to the poor occupancy at Northwind. The fair value of the mortgage payable of Foxhunt, with a carrying value of $6,000,000, is believed to approximate its carrying value since a new mortgage was obtained in July 1998.

8.       RELATED PARTY TRANSACTIONS
         --------------------------

         Management fees for the management of Partnership properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled approximately $72,571 and $71,829 for the nine months ended September 30, 1999 and 1998, respectively.

         According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the nine months ended September 30, 1999 and 1998.

         Accounts receivable - affiliates amounted to $148,244 at September 30, 1999. This balance is payable on demand.

         Accounts payable - affiliates amounted to $28,270 at September 30, 1998. This balance is payable on demand.

         Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner based, in part, upon the number of apartment units and complexes. Such amounts totaled approximately $3,420 for both the six months ended September 30, 1999 and 1998, respectively.

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

         The reconciliation of net loss for the nine month periods ended September 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                              September 30,             September 30,
                                                                   1999                     1998
                                                                   ----                     ----
         Net loss -
              Statement of operations                           $(314,986)               $(337,369)
         (Add to)  deduct from:
              Difference in depreciation                           58,350                   86,250
              Difference in amortization of
              loan discount                                          --                       --
              Allowance for doubtful accounts                      31,050                  (50,000)
              Other                                               (99,000)                 (94,000)
              Difference in depreciation -

              Joint Ventures                                     (123,000)                  51,000
                                                                ---------                ---------

         Net (loss) for tax purposes                            $(447,586)               $(344,119)
                                                                =========                =========

        ------------------------

        The reconciliation of partner's (deficit) at June 30, 1999 and December 31, 1998 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                                June 30,                     December 31,
                                                                  1999                           1998
                                                                  ----                           ----
        Partner's (Deficit) - balance sheet                    $(3,062,316)                 $(2,153,592)
         Add to (deduct from):
             Accumulated difference in
             depreciation                                       (3,614,969)                  (3,625,970)
             Accumulated amortization
             of discounts on mortgage
             payables                                            1,208,424                    1,208,424
             Syndication fees                                    1,133,176                    1,133,176
             Gain on sale of property                             (561,147)                    (561,147)
             Allowance for doubtful
               accounts                                            118,173                       (4,259)
             Other                                                (459,478)                    (322,298)
             Difference in Investment
             in Joint Venture                                      400,913                      698,808
                                                               -----------                  -----------

         Partner's (Deficit) - tax return                      $(4,837,224)                 $(3,626,858)
                                                               ===========                  ===========

PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continued to operate with a net loss for the nine month period ended September 30, 1999. As stated in previous management discussions, management continues to put forth great effort to increase occupancies, primarily at the Northwind Office Complex. Management continues to aggressively market this property in local rental guides and newspapers in search of tenants. Management's plans for marketing the space in this office park include re-naming the complex and installing all new signage, new carpeting and fresh coats of paint and/or wall covering in all hallways, new lights in all hallways, all new bathrooms and the setting up of a common conference center available for use by all tenants. The approximate cost of all renovations is expected to be $300,000 and the work should be completed by the end of 1999 (note: the signage work and the common conference center are already completed). Northwind's cash flow shortages have caused it to fall behind by over two years in the payment of its real estate taxes. One of Northwind's outstanding mortgages came due in September 1995, and to date management has been unable to refinance the debt. The mortgage holder continues to accept payments of principal and interest, although the mortgage holder is unwilling to grant a formal extension, therefore placing the debt in technical default. The General Partners continue to send out packages to lenders to refinance the Northwind property at a lower interest rate than is currently being paid, but with the low occupancy, there is no guaranty that they will be successful.

The Partnership made no distributions during the nine month periods ended September 30, 1999 or 1998, and the General Partner does not anticipate making any distributions until the cash flow from the properties improves and necessary capital improvements to the properties have been completed. The Partnership has been using its cash to complete necessary capital improvements (both capitalizable and non-capitalizable) and deferred and routine maintenance at the properties in the Partnership.

The General Partners successfully refinanced the mortgage on Foxhunt Apartments in July 1998. The current bridge loan calls for interest only payments for one year and matures August 1, 1999. Management received an extension on this loan until November 16, 1999. The mortgage will have permanent financing by that date.

---------------------------------------------

The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is expected to be complete by December 1, 1999. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by December 1, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.

Results of Operations:
----------------------

For the quarter ended September 30, 1999, the Partnership's net loss reported was $67,699 or $6.57 per limited partnership unit. The net loss for the quarter ended September 30, 1998 amounted to $243,031 or $23.57 per unit. For the nine month period ended September 30, 1999, the net loss was $314,986 or $30.55 per limited partnership unit as compared to $337,369 or $32.72 per limited partnership unit for the nine month period ended September 30, 1998.

----------------------------------

Partnership revenue for the quarter ended September 30, 1999 totaled $564,014, an increase of slightly over $96,000 from the 1998 amount of $467,525. Total rental revenue increased almost $77,000, while interest and other income increased approximately $19,000. The increase in rental revenue during the quarter can be attributed to continued increased economic occupancy levels and improved collections at Foxhunt Apartments. Research Triangle Industrial Park continues to add financial strength to the Partnership as it maintains high occupancy due to the demand in its location for commercial office space. For the nine month period ended September 30, 1999, Partnership revenue totaled $1,569,791 as compared to $1,479,091 for the same period in the previous year.

For the quarter ended September 30, 1999, Partnership expenses amounted to $830,010, decreasing approximately $314,500 from the 1998 quarter amount of $1,144,511. Much of the large decrease can be attributed to a substantial decrease in property operations between the two periods. For the nine month period ended September 30, 1999, Partnership expenses decreased by approximately $52,000 from the same period in 1998; for the nine months ended September 30, 1999 and 1998, total expenses for the Partnership were $2,441,464 and $2,493,453, respectively. A major portion of this increase is attributed to a decrease in depreciation between the two periods. A large increase in property operations expenditures should also be noted; in this area, specifically, increases were noted in payroll and related expenses, and repairs and maintenance at the Foxhunt Apartments. The increase in repairs and maintenance items is attributable to increased improvements being done at the property, mostly in the form of new carpeting, painting and appliances. Repairs, maintenance and deferred costs at Northwind also increased significantly between the two six month periods due to the renovation work being done at the property. Additionally, payroll at Northwind more than doubled (i.e., from approximately $41,000 to approximately $87,000) when comparing the nine months ended September 30, 1999 and 1998. Administrative expenses paid to other than affiliates for both the nine months ended September 30, 1999 and the same nine months in the previous year remained very consistent. Administrative expenses paid/accrued to affiliates increased by approximately $20,000 or 16% between the nine months ended September 30, 1999 and 1998. No one particular expense in this area was responsible for the increase, but in total, they resulted in the increase.

The Research Triangle Industrial Park Joint Venture generated net income of $176,429 for the nine month period ended September 30, 1999 with 50% or $88,215 of the income allocated to each joint venturer. The joint venture generated net income of $137,963 for the nine month period ended September 30, 1998 with one-half being allocated to each venturer.

----------------------------------

For the nine months ended September 30, 1999, the Partnership generated a tax loss of $503,530 or $48.84 per limited partnership unit. The tax loss for the first six months of 1998 totaled $334,920 or $33.38 per unit.

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

By:  /s/  Joseph M. Jayson                                December 22, 1999
     ---------------------                                -----------------
     Joseph M. Jayson,                                     Date
     Individual General Partner and
     Principal Financial Officer