Form 10-K
period 1999-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2000-04-20
CIK 704165

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


INDICATE BY A CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
       SEE ITEM 14 FOR A LIST OF ALL DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1:     BUSINESS

     The registrant, Realmark Property Investors Limited Partnership-II ("the Partnership"), is a Delaware limited partnership organized in 1982 pursuant to a First Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the Delaware Revised Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner"). During 1988, Realmark Properties II Associates ("Associates") and RPI Investors-II, Inc. (formerly the "Corporate General Partner") were merged with Realmark Properties, Inc. (the "Corporate General Partner").

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

     The business of the Partnership is not seasonal. The Partnership, as of December 31, 1999, did not directly employ any persons in a full-time position. All regular employees who rendered services on behalf of the Partnership through December 31, 1999 were employees of the Corporate General Partner or its affiliates.

     For the year ended December 31, 1999, Foxhunt accounted for 71% of the total Partnership revenue, with Northwind generating roughly 29% of total revenue, respectively. For the years ended December 31, 1998 and 1997, approximately 72% of total Partnership revenue was generated by the Foxhunt Apartments. The remaining 28% is attributed to Northwind.

     The financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. The Partnership has recurring losses from operations, a partners' deficit, operating cash flow difficulties and a mortgage payable.

     These issues raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are described in note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Please refer to Item 7 and Note 10 to the financial statements for more information regarding this issue.

     This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Such forward-looking statements are contained in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements.

ITEM 2:     PROPERTIES

     As of December 31, 1999, the Partnership continues to own Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings, two stories each, containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. At December 31, 1999, Northwind was 86% occupied. The 1998 occupancy was 67%, while 1997 occupancy was 56%.

     The first mortgage in the amount of $362,944 bears interest at 9.75% and provides for monthly principal and interest payments of $12,305, with the remaining balance due in December 2002.

     The second mortgage with a carrying amount of $206,694 bears interest at 9% and provides for monthly principal and interest payments of $4,828, which the partnership continues to pay. The remaining balance was originally due in September 1995. No extension has been granted to the Partnership. The balance is currently payable on demand, while the Partnership continues to seek refinancing. The lender could declare a default but has not and it is not anticipated that the lender will do so because of the low balance remaining on the mortgage.

     The Partnership, as of December 31, 1999, continues to own a 50% interest in Research Triangle Industrial Park West Joint Venture ("Joint Venture"). In December 1983, the Joint Venture acquired approximately 56.3 acres of land from Research Triangle Industrial Park West Associates (a North Carolina General Partnership) ("Research"), and subsequently constructed a 42,000 square foot office building and a 101,000 square foot office/warehouse distribution building in Phase-I (which was sold in June 1987), and a 117,000 square foot office/warehouse distribution building in Phase-II. For the fifth consecutive year, Research Triangle was 100% occupied.

ITEM 2:     PROPERTIES (CON'T.)

     Pursuant to an agreement dated September 27, 1991, the Partnership formed a joint venture for the purposes of operating the Foxhunt apartment complex located in Kettering, Ohio. The other two joint venturers originally contributed a combined $1,431,568 to the joint venture, while the Partnership contributed the property net of the first mortgage. Subsequently, the Partnership bought out one joint venturer while reducing the ownership percentage held by the other. The Partnership now owns 88.5% of the joint venture. At December 31, 1999 the mortgage balance was $6,000,000, with a fixed interest rate (8.05% at December 31, 1999). The mortgage is due in December 2009.

     The apartment complex consists of 250 units and is situated on 14.7 acres of land. The current agreement provides that the Partnership be allocated 88.5% of any income, loss, gain, cash flow, or sale proceeds. The property is managed by Realmark Corporation, an affiliate of the General Partner. Occupancy for Foxhunt at December 31, 1999 was 94%. The 1998 occupancy was 86% and 1997 occupancy was 89%. Management believes that this increase in occupancy is due to significant maintenance done to the property.

     On August 20, 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop additional land on the site of Research Triangle Industrial Park West. This land was placed in the Land Joint Venture by Research Triangle Industrial Park West. The value allocated to the land in this joint venture is shown at cost of $432,984. This joint venture has no outstanding debt at December 31, 1999.

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

ITEM 4:     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

     None.

                                     PART II

ITEM 5:     MARKET FOR REGISTRANT'S UNITS OF LIMITED
            PARTNERSHIP INTEREST

     There is currently no active trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

     As of December 31, 1999, there were 1,153 record holders of units of Limited Partnership Interest.

     There were no Partnership distributions for the years ended December 31, 1999, 1998 or 1997.

ITEM 6:     SELECTED FINANCIAL DATA

                                             Realmark Properties Investors Limited Partnership
                             --------------------------------------------------------------------------------
                              Year Ended       Year Ended       Year Ended       Year Ended       Year Ended
                             Dec. 31, 1999    Dec. 31, 1998   Dec. 31, 1997    Dec. 31, 1996    Dec. 31, 1995
                             -------------    -------------   -------------    -------------    -------------

Total assets                   $5,039,970      $5,782,341       $5,349,284     $5,806,656        $6,306,118
                               ==========      ==========       ==========     ==========        ==========
Mortgages and
   Notes payable               $6,569,638      $6,710,685       $5,343,052     $5,514,863        $5,649,616
                               ==========      ==========       ==========     ==========        ==========

Income                         $2,128,520      $1,930,721       $1,986,024     $1,816,085        $1,946,238
Expenses                        2,826,535       3,125,654        2,340,404      2,196,931         2,615,580
                               ----------      ----------       ----------     ----------        ----------
Loss before allocated
   income (loss) from
   Joint Ventures and
   Minority Interest

                                 (698,015)     (1,194,933)        (354,380)      (380,846)         (669,342)
Income (loss) from Joint

   Venture                        122,437          87,609          196,633        (52,873)          (92,939)
Loss (income) allocated
   to Minority Interest

                                   54,127         108,517           (4,781)        14,942            31,098
                                ---------      ----------       ----------     ----------        ----------

Net loss                        $(521,451)     $ (998,807)      $ (162,528)    $ (418,777)       $ (731,183)
                                ==========     ===========      ===========     ==========       ===========
Net cash (used in)
   provided by operating
   activities

                                $(237,102)     $ (562,129)      $   23,261     $  (28,291)       $ (24,770)
Collection of mortgage
   receivable

                                        -               -                -              -                 -
Principal payments on
   long-term debt net of
   debt refinancing
                                 (141,047)       (119,003)        (171,811)       (134,753)        (124,500)

Net cash (used in)
   operating
   activities and
   collection of mortgage
   receivables less
   principal payments on
   long-term debt
                                $(378,149)     $ (681,132)      $ (148,550)    $ (163,044)       $ (149,270)
                                ==========      ==========       ==========     ==========        ==========
Loss per limited
   partnership unit                (50.58)     $   (96.88)      $   (15.77)    $     40.62       $   (70.92)
                                ==========      ==========       ==========     ==========        ==========

Distribution per limited
   partnership unit             $    -         $     -          $     -        $     -           $     -
                                ==========      ==========       ==========     ==========        ==========

Weighted average number of
   units outstanding               10,000          10,000           10,000         10,000            10,000
                                ==========      ==========       ==========     ==========        ==========

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

     The Partnership utilized existing cash reserves to fund current operations because there was a minor cash flow problem. However, the Partnership did receive distributions from the Research Triangle Office Complex and cash generated by Foxhunt Apartments. As has been true for several years, Research Triangle continues to benefit from high occupancy due to tenant retention. Foxhunt Apartments saw a slight increase in occupancy during the year ended December 31, 1999 as compared to that of the previous year; occupancy at December 31, 1999 was 94% versus 86% at December 31, 1998. Management believes that the occupancy level has stabilized over the past year due to significant maintenance being done to the property, which was funded by reserves and cash flow from operations. The property has replaced carpeting throughout much of the complex, has completed the hallways in 1999, has re-paved the entire parking area, and has completed all contracted roof repairs, which was funded by reserves and cash flow from operations. Northwind Office Complex experienced cash flow difficulties during part of the 1999 year. However, the complex closed the year at 86% occupancy. Management continues to aggressively market this property in local rental guides and newspapers in search of tenants, however market conditions in East Lansing, Michigan continue to make it difficult to compete with newer, more updated office buildings which have been built in the same area. Management renamed the complex Executive Office Park in 2000 and installed all new signage, began to install new carpeting and fresh coats of paint and/or wall covering in all hallways, new lights in all hallways, all new bathrooms and the setting up of a common conference center available for use by all tenants. The approximate cost of all renovations is expected to be $300,000 and the work should be completed by late-2000. These renovations are funded by reserves and cash flow from operations. Northwind's cash flow shortages have caused it to fall behind by over two years in the payment of its real estate taxes. This delinquency may result in substantial penalties and/or the Partnership could lose the property. In addition, one of Northwind's outstanding mortgages came due in September 1995, and to date management has been unable to refinance the debt. The mortgage holder continues to accept payments of interest and principal, although the mortgage holder is unwilling to grant a "formal" extension and therefore the debt is technically in default. Unless management is able to refinance this property in the near future, the property could be lost in a foreclosure. Management discontinued its plan to dispose of the property as of April 1, 1999.

     Management successfully refinanced Foxhunt Apartments during 1999; the building has a $6,000,000 interest and principal mortgage which replaced its previous one year bridge which had a balance of $6,000,000 at December 31, 1998. The new mortgage is set up as an 8.05% interest loan which matures in December 2009. Starting July 1, 1999, management began marketing Foxhunt Apartments for sale. Marketing efforts will include advertising in national newspapers, such as The Wall Street Journal, and mailing of sales packages and follow-up telephone calls to brokers. Such Marketing Efforts are funded by reserves and cash flow from operations. Currently offers have been received, but they have been lower than what management believes the property is worth in the current marketplace. Foxhunt had come under contract for sale in July of 1996. The sale was subject to a number of contingencies and was cancelable at any time by the buyer. During 1997, the contract for sale was canceled by the buyer.

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

LIQUIDITY AND CAPITAL RESOURCES (CON'T.):

     The Partnership made no distributions during the years ended December 31, 1999, 1998 or 1997. While it is management's desire to once again make distributions in the coming year, at this date, all available cash continues to be utilized to fund necessary improvements to the properties.

     The Partnership conducted a review of its computer systems to identify the systems that could have been affected by the "year 2000 issue" and implemented a plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management contracted with outside independent computer consultants to resolve the issue. The majority of the software in use is "2000 compliant" or was added at no significant cost. Management also engaged a computer firm to re-write its tax software making it Year 2000 compliant. Management did not experience any significant problems with its computers as a result of the year 2000 issue and does not anticipate any such problems in the future.

RESULTS OF OPERATIONS:

     For the year ended December 31, 1999, the Partnership incurred a net loss of $521,451 or $50.58 per limited partnership unit. This is a significant decrease in the loss as compared to the loss from the year ended December 31, 1998 when the loss incurred totaled $998,807 or $96.88 per limited partnership unit. There was a significant increase in the loss as compared to the loss from the year ended December 31st 1997 when the loss incurred totaled $162,528 or $15.77 per limited partnership unit.

     Partnership revenues for the year ended December 31, 1999 totaled $2,128,520, consisting of rental income of $1,993,775 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $134,745. The increase in rental revenue compared to the previous year is primarily the result of increased occupancy at Foxhunt Apartments. Similarly, Northwind Office complex continued to improve with higher occupancy levels reaching 86% at the end of 1999, which although improved from the occupancy at December 31, 1998 of 67%, is still too low to generate positive cash flow. Management continues to put forth effort to increase occupancy at Northwind through attractive incentives to new tenants and increased leasing commissions offered to agents/brokers. The building is undergoing extensive capital improvements which include new carpeting, lights and paint in all common areas, new signage and the addition of a common conference center for use by all tenants, paid for by reserves and cash flow from operations. While incentive programs and capital improvement work will most likely decrease cash flow further in the Partnership in the short-term, management believes the potential increase in occupancy will more than make up for such a short-term decrease. Partnership rental revenues in the year ended December 31, 1998 amounted to $1,786,424 and in the year ended December 31, 1997 totaled $1,896,470.

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

RESULTS OF OPERATIONS (CON'T.):

     There was also a slight decrease in other income during the year ended December 31, 1999 as compared to 1998 and a notable increase over 1997. The decrease over that of the year ended December 31, 1998 approximated 7%. The slight decrease is primarily the result of a decrease in laundry income collected. As compared to December 31, 1997 there was a 34% increase.

     Partnership expenses for the year ended December 31, 1999 totaled $2,826,535, a decrease of $299,119 from those of the year ended December 31, 1998 which totaled $3,125,654 and an increase of $486,131 from the year ended December 31, 1997 which totaled $2,340,404. The largest decrease in expenses was in interest where the decrease between the years ended December 31, 1999 and 1998 was approximately 26%. This was due to the refinancing of Foxhunt's mortgage.

     Expenses from property operations were significantly greater in 1999 ($1,434,757) and 1998 ($1,535,654) as compared to 1997 ($1,015,681). The increase is attributable to major maintenance at Foxhunt which was commenced in 1998 and completed in 1999. Such maintenance included expenditures for carpeting common areas and a considerable number of apartments, structural repairs and significant replacement of appliances. Interest expense also decreased in 1999 and 1998. This decrease is attributed to the write-off of a considerable portion of mortgage acquisition costs relating to the refinanced Foxhunt mortgage. No depreciation was taken on its Northwind Office Complex during 1998. In 1998 this property was deemed to be "held for sale" under accounting pronouncements (see note 3 in the financial statements). In 1999 Northwind's depreciation resumed as of April 1, 1999. Foxhunt depreciation ceased to be taken as of July 1, 1999 due to the property being deemed "held for sale."

     The Partnership should incur lower property operations expenses in the near future at Foxhunt Apartments and the property operation expenses will be higher than normal at Northwind Office Complex based upon scheduled capital improvements, which are funded by reserves and cash flow from operations (note: these are not all improvements resulting in capitalizable assets). Although this work is necessary in order to increase rental revenue generated at both of these properties, management continues to keep in mind that expenditures must be closely monitored so as not to worsen the cash flow from operations of the Partnership.

     The Research Triangle Industrial Park West Joint Venture had net income of $255,346, $175,218 and $65,136 for the years ended December 31, 1999, 1998 and
1997, respectively. Regular increases in rental income are expected due to rental escalation clauses in several of the tenants' leases. In accordance with the joint venture agreement, one-half of the income or loss is allocated to each joint venturer.

ITEM 7:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

RESULTS OF OPERATIONS (CON'T.):

     The Foxhunt Joint Venture generated a net loss of $470,672 for the year ended December 31, 1999 as compared to the loss of $943,631 which resulted in the year ended December 31, 1998 and the gain of $41,574 which was reported for 1997. In accordance with the joint venture agreement, $54,127 of the 1999 loss is allocated to the other joint venture partner; $108,517 of the 1998 loss was allocable to the other joint venturer, while for the year 1997, $4,781 of the reported income was allocable to the other venturer.

     For the year ended December 31, 1999, the tax basis loss was $373,513 or $36.23 per limited partnership unit compared to a tax loss of 1,176,699 or $114.14 per unit for the year ended December 31, 1998 and a tax loss of $171,219 or $16.61 per limited partnership unit for the year ended December 31, 1997. The Partnership agreement provides for the taxable income or losses to be allocated 97% to the Limited Partners and 3% to the General Partners, and in accordance with this and the Internal Revenue Code, the loss for the years ended December 31, 1999, 1998 and 1997 was allocated in this fashion.

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

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported on Form 8-K/A, filed with the Securities and Exchange Commission on April 17, 2000, and incorporated herein by reference in its entirety: (i) Deloitte & Touche LLP notified the Company on January 11, 2000 that its relationship as the principal accountants to audit the Company's financial statements had ceased; and (ii) effective January 28, 2000, the Company engaged Toski, Schaefer & Co., P.C. as its independent accountants.

                                    PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 1999, are listed below. Each director is subject to election on an annual basis.

                             TITLE OF ALL POSITIONS             YEAR FIRST
NAME                         HELD WITH THE COMPANY        ELECTED TO POSITION
---------------------        ---------------------        -------------------

Joseph M. Jayson           President and Director                 1979
Judith P. Jayson           Vice President and Director            1979
Michael J. Colmerauer      Secretary                              1991

     Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

     The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last six years or more are as follows:

     Joseph M. Jayson, age 61, is Chairman, Director and sole stockholder of J.
M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is chairman of Realmark Corporation, Chairman of Realmark Properties, Inc., wholly-owned subsidiaries of
J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been in real estate for the last 37 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 36 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past eighteen years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CON'T.)

     Judith P. Jayson, age 59, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 28 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

     Michael J. Colmerauer, 42, is Secretary and in-house legal counsel for J.M. Jayson and Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 16 years.


ITEM 11:    EXECUTIVE COMPENSATION

     No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for the years ended December 31, 1999, 1998 or 1997, nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 1999, 1998 or 1997.

ITEM 11:    EXECUTIVE COMPENSATION (CON'T.)

     The following table sets forth for the years ended December 31, 1999, 1998 and 1997, the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners (all of which are owned entirely by Joseph M. Jayson):


                                                                              Amounts
                                                                     ---------------------------

  Entity Receiving Compensation        Type of Compensation          1999        1998       1997
  -----------------------------        --------------------          ----        ----       ----

U.S. Capital Services Corp.             Loan Placement Fees       $ 60,000      $60,000     $ -
                                                                   ========     =======     =====

Realmark Properties, Inc. (The
Corporate General Partner)
                                        Reimbursement for
                                        allocated partnership
                                        administration
                                        expenses related to:

                                          Investor Services
                                          Brokerage                  9,296      $  7,305   $  7,761
                                          Portfolio Management
                                            and Accounting          13,967        15,489     15,529
                                                                    37,101        54,840     69,956

Realmark Corporation              Property Management Fees
                                                                   100,939        91,032     96,762
                                    Computer Service Fees            4,560         4,560      4,560
                                                                  --------      --------   --------
                                    Total                         $225,863      $173,226   $194,568
                                                                  ========      ========   ========


     The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement) of which 2% is subordinated to the receipt by the Limited Partners of a noncumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). Since the net cash flow of the Partnership, as defined in the agreement, was negative for the years ended December 31, 1999, 1998 and 1997, no fees were earned by the corporate General Partner for those years. The General Partners are entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

     The General Partners are allowed to collect property disposition fees upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of a cumulative amount equal to their capital contributions. The fees earned on the sale of Colony of Kettering in 1986 and Phase I of Research Triangle in 1987 will not exceed $115,500 and $315,000 respectively. These amounts will not be recorded as a liability in the Partnership's financial statements until such time as payment is probable which is highly unlikely.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

     No person is known to the Partnership to own of record or beneficially, more than five percent (5%) of the Units of Limited Partnership Interests of the Partnership. Excluding the General Partners' interest in the Partnership ($1,000 initial capital contribution), the Corporate General Partner, as of December 31, 1999 owned no Units of Limited Partnership Interest. Joseph M. Jayson, the Individual General Partner and his wife, Judith P. Jayson, Vice-President of the Corporate General Partner, owned an aggregate of eight (8) Limited Partnership Units ($8,000) as of December 31, 1999.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS

     No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Notes 4 and 7 to the financial statements.

(b)  CERTAIN BUSINESS RELATIONSHIPS

     No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Notes 4 and 7 to the financial statements.

ITEM 14:    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
            REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS AND SCHEDULES

     FINANCIAL STATEMENTS                                               PAGE

     (i)    Independent Auditors' Report                                 F-1
     (ii)   Independent Auditors' Report for the
              two fiscal years ended December 31, 1998                   F-2
     (iii)  Balance Sheets as of December 31, 1999 and 1998              F-3
     (iv)   Statements of Operations for the years ended December 31,
              1999, 1998, and 1997                                       F-4
     (v)    Statements of Partners' Deficit for the years ended
              December 31, 1999, 1998, and 1997                          F-5
     (vi)   Statements of Cash Flows for the years ended
              December 31, 1999, 1998, and 1997                          F-6
     (vii)  Notes to Financial Statements                                F-7

         FINANCIAL STATEMENT SCHEDULES

     (i)    Schedule III - Real Estate and Accumulated Depreciation      F-21

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)  REPORTS ON FORM 8-K

     None.

(c)  EXHIBITS

     4. Instruments defining the rights of security holders, including indentures

         (a) First Amended and Restated Agreement and Certificate of Limited Partnership filed with the Registration Statement of the Registrant Form S-11, filed September 30, 1982 and subsequently amended, incorporated herein by reference.

     10. Material contracts

         (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

         (b) Property sales agreement with unrelated third-party included with 1996 third quarter Form 10-Q incorporated herein by reference.

     27. Financial Data Schedule

         (a)  Schedule is included herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - II

BY:       /s/ JOSEPH M. JAYSON                            APRIL 18, 2000
         ---------------------------                   ----------------------
         JOSEPH M. JAYSON,                                     DATE
         INDIVIDUAL GENERAL PARTNER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:      REALMARK PROPERTIES, INC.
         CORPORATE GENERAL PARTNER

          /s/ JOSEPH M. JAYSON                            APRIL 18, 2000
         ---------------------------                   ----------------------
         JOSEPH M. JAYSON,                                     DATE
         PRESIDENT AND DIRECTOR

          /s/ JUDITH P. JAYSON                            APRIL 18, 2000
         ---------------------------                   ----------------------
         JUDITH P. JAYSON,                                     DATE
         DIRECTOR

          /s/ MICHAEL J. COLMERAUER                       APRIL 18, 2000
         ---------------------------                   ----------------------
         MICHAEL J. COLMERAUER                                 DATE
         SECRETARY

                          INDEPENDENT AUDITOR'S REPORT

The Partners
Realmark Property Investors Limited Partnership-II:

We have audited the accompanying balance sheet of Realmark Property Investors Limited Partnership-II as of December 31, 1999, and the related statements of operations, partners' deficit, and cash flows for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit. The financial statements of Realmark Property Investors Limited Partnership-II for the years ended December 31, 1998 and 1997 were audited by other auditors whose report dated April 12, 1999, on those statements included an explanatory paragraph that described substantial doubt about the Partnership's ability to continue as a going concern as discussed in note 10 to those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-II as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in note 10 to the financial statements, the Partnership's recurring losses from operations, partners' deficit and the current nature of its mortgage payable raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in note
10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     Toski, Schaefer & Co., P.C.

Williamsville, New York
March 29, 2000

INDEPENDENT AUDITORS' REPORT

The Partners

Realmark Property Investors Limited Partnership-II:

We have audited the accompanying balance sheet of Realmark Property Investors Limited Partnership-II (the Partnership) as of December 31, 1998, and the related statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to those financial statements, the Partnership's recurring losses from operations, partners' deficit, and the current nature of its mortgages payable raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 10 to those financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP


Buffalo, New York
April 12, 1999

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 Balance Sheets
                           December 31, 1999 and 1998

                           Assets                                                        1999               1998
                       --------------                                                ------------         ---------

Property and equipment, at cost (including assets held for sale, note 3):
         Land                                                                        $    848,015           848,015
         Buildings and improvements                                                     9,161,085         9,009,386
         Furniture, fixtures and equipment                                                441,860           439,647
                                                                                     ------------        ----------

                                                                                       10,450,960        10,297,048
         Less accumulated depreciation                                                  5,867,469         5,607,242
                                                                                     ------------        ----------
                           Net property and equipment                                   4,583,491         4,689,806

Cash                                                                                      141,101           498,376
Escrow deposits                                                                            71,736           375,833
Accounts receivable, net of allowance for doubtful accounts of
     $153,941 and $95,898 for 1999 and 1998, respectively                                  10,479             9,591
Accounts receivable - affiliates                                                          126,347            78,416
Mortgage costs, net of accumulated amortization of
     $1,200 and $92,078 in 1999 and 1998, respectively                                     95,983           128,910
                                                                                      -----------        ----------
Other assets                                                                               10,833             1,409

                           Total assets                                               $ 5,039,970         5,782,341
                                                                                      ===========        ==========

         Liabilities and Partners' Deficit

Liabilities:
     Mortgages payable                                                                  6,569,638         6,710,685
     Accounts payable and accrued expenses                                                469,611           593,911
     Security deposits and prepaid rents                                                  150,195           142,255
                                                                                      ------------      -----------

                           Total liabilities                                            7,189,444         7,446,851
                                                                                      -----------       -----------

Losses of unconsolidated joint ventures in excess of investment                         1,085,462           883,135

Minority interest in consolidated joint venture                                           101,544           267,384

Partners' deficit:
     General partners                                                                    (260,850)         (245,206)
     Limited partners                                                                  (3,075,630)       (2,569,823)
                                                                                      -----------       -----------

                           Total partners' deficit                                     (3,336,480)       (2,815,029)
                                                                                      -----------       -----------
                           Total liabilities and partners' deficit                    $ 5,039,970         5,782,341
                                                                                      ===========       ===========
See accompanying notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                            Statements of Operations
                Years ended December 31, 1999, 1998 and 1997

                                                                         1999             1998              1997
                                                                         ----             ----              ----
Income:

     Rental                                                          $ 1,993,775        1,786,424         1,896,470
     Interest and other                                                  134,745          144,297            89,554
                                                                     -----------       ----------         ---------

                           Total income                                2,128,520        1,930,721         1,986,024

Expenses:
     Property operations                                               1,434,757        1,535,654         1,015,681
     Interest                                                            709,493          960,557           528,571
     Depreciation                                                        262,181          215,334           412,446
     Administrative:
         To affiliates                                                   165,863          173,226           194,568
         Other                                                           254,241          240,883           189,138
                                                                       ---------        ---------         ---------

                           Total expenses                              2,826,535        3,125,654         2,340,404
                                                                       ---------        ---------         ---------

Loss before allocated income from joint
     ventures and loss (income) allocated to
     minority interest                                                  (698,015)      (1,194,933)         (354,380)

Allocated income from joint ventures                                     122,437           87,609           196,633

Loss (income) allocated to minority interest                              54,127          108,517            (4,781)
                                                                     -----------       ----------         ---------

                           Net loss                                  $  (521,451)        (998,807)         (162,528)
                                                                     ===========       ==========         =========

Loss per limited partnership unit                                    $   (50.58)           (96.88)           (15.77)
                                                                     ===========        ===========      ============

Weighted average number of limited partnership
     units outstanding                                                    10,000           10,000            10,000
                                                                     ===========       ==========        ==========






See accompanying notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                         Statements of Partners' Deficit
                    Years ended December 31, 1999, 1998 and 1997



                                                                        General              Limited Partners
                                                                        Partners         Units             Amount
                                                                        --------         -----             ------

Balances at December 31, 1996                                         $ (210,366)        10,000          (1,443,328)

Net loss                                                                  (4,876)         -                (157,652)


Balances at December 31, 1997                                           (215,242)        10,000          (1,600,980)

Net loss                                                                 (29,964)         -                (968,843)


Balances at December 31, 1998                                           (245,206)        10,000          (2,569,823)

Net loss                                                                 (15,644)         -                (505,807)


Balances at December 31, 1999                                         $ (260,850)        10,000          (3,075,630)
                                                                      ==========         ======          ==========

























See accompanying notes to financial statements


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                            Statements of Cash Flows
                 Years ended December 31, 1999, 1998 and 1997

                                                                        1999             1998              1997
                                                                     -----------         --------           --------
Cash flows from operating activities:

     Net loss                                                        $  (521,451)        (998,807)         (162,528)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                              402,391          552,954           420,841
              Allocated (income) loss from joint venture                (127,673)         (87,609)         (196,633)
              Income (loss) allocated to minority interest               (54,127)        (108,517)            4,781
              Distributions to minority interest                        (111,713)           -                   -
              (Increase) decrease in:
                  Cash - security deposits                                  -               -                50,510
                  Escrow deposits                                        304,097          (98,267)          (18,457)
                  Accounts receivable                                       (888)          (6,745)            3,577
                  Other assets                                           (11,378)          17,541             9,315
              Increase (decrease) in:
                  Accounts payable and accrued expenses                 (124,300)          95,949           (77,250)
                  Security deposits and prepaid rents                      7,940           71,372           (10,895)
                                                                     -----------         --------           --------
                           Net cash provided by (used in)
                               operating activities                     (237,102)        (562,129)           23,261
                                                                     -----------         --------           -------
Cash flows from investing activities:

     (Increase) decrease in accounts receivable - affiliates             (47,931)         (78,416)             -
     Additions to property and equipment                                (153,912)        (100,760)          (16,135)
     Distributions received from joint venture                           330,000          250,000              -
                                                                     -----------         --------           -------
                           Net cash provided by (used in)
                               investing activities                      128,157           70,824           (16,135)
                                                                     -----------         --------           --------
Cash flows from financing activities:
     (Decrease) increase in cash overdraft                                -               (80,295)           80,295
     (Decrease) increase in accounts payable - affiliates                 -               (76,669)           76,669
     Proceeds from mortgage refinancing                                6,000,000        6,000,000              -
     Principal payments upon refinancing                              (6,000,000)      (4,513,364)             -
     Principal payments on mortgages                                    (141,047)        (119,003)         (171,811)
     Mortgage acquisition costs                                         (107,283)        (220,988)             -
                                                                     -----------         --------          --------
                           Net cash provided by (used in)
                               financing activities                     (248,330)         989,681           (14,847)
                                                                     -----------         --------          --------
Net increase (decrease) in cash                                         (357,275)         498,376            (7,721)

Cash at beginning of year                                                498,376           -                  7,721
                                                                     -----------         --------          --------
Cash at end of year                                                  $   141,101          498,376               -
                                                                     ===========       ==========          ========

Supplemental disclosure of cash flow information -
      cash paid for interest                                         $   573,947          562,506           528,829
                                                                     ===========       ==========          ========

See accompanying notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

(1)   Formation and Operation of Partnership

      Realmark Property Investors Limited Partnership-II (the Partnership), a
             Delaware Limited Partnership, was formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments, its only industry segment.

      In September 1982, the Partnership commenced the public offering of units of limited partnership interest. On August 31, 1983 the offering was concluded, at which time 10,000 units of limited partnership interest were outstanding. The general partners are Realmark Properties, Inc., a wholly-owned subsidiary of J.M. Jayson & Company, Inc. and Mr. Joseph M. Jayson, the sole shareholder of J.M. Jayson & Company, Inc. (JMJ). Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership (note 7).

     The partnership agreement also provides that distribution of funds, revenues, and costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners. Net income or loss and proceeds arising from a sale or refinancing shall be distributed first to the limited partners in amounts equivalent to a 7% return of their average adjusted capital balances, plus an amount equal to their capital contributions; second, to Realmark Properties, Inc. an amount equivalent to 5% of their average adjusted capital balance; third, to all partners, an amount equal to their respective positive capital account balances and the remainder, if any, in the ratio of 86% to the limited partners and 14% to the general partners.

(2)   Summary of Significant Accounting Policies

      (a) Basis of Accounting The accompanying financial statements have been prepared on the accrual basis of accounting.

      (b) Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

(2)  Summary of Significant Accounting Policies, Continued

     (c) Property and Equipment Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. The estimated useful lives of the Partnership's assets range from 5 to 25 years. Depreciation expense totaled $262,181, $215,334 and $412,446 for the years ended December 31, 1999, 1998 and 1997, respectively. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statements of operations. The accelerated cost recovery system and modified accelerated cost recovery system are used to calculate depreciation expense for tax purposes.

     (d)  Cash
          For purposes of reporting cash flows, cash includes money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e)  Escrow Deposits
          Escrow deposits represent cash which is restricted for the payment of property taxes, insurance and repairs and replacements in accordance with the mortgage agreement.

     (f)  Mortgage Costs
          Mortgage costs incurred in obtaining the property mortgage financing are recorded at cost less applicable amortization. Amortization is computed using the straight-line method over the life of the respective mortgages.

     (g)  Unconsolidated Joint Ventures
          The Partnership's investment in Research Triangle Industrial Park West
             Associates Joint Venture and Research Triangle Land Joint Venture are unconsolidated joint ventures which are accounted for on the equity method. These joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

     (h)  Minority Interest in Consolidated Joint Venture
          The minority interest in a consolidated joint venture formed to operate Foxhunt Apartments is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses.

     (i)  Rental Income
          Rental income is recognized on the straight line method over the terms of the leases. The outstanding leases with respect to rental properties owned are for terms of no more than one year for residential properties and no more than five years for commercial properties.

     (j)  Loss Per Limited Partnership Unit
          The loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                    Notes to Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued

     (k)  Accrued Residential Rent Receivable
          Due to the nature of accrued residential rent receivable, all such receivables are fully reserved at December 31, 1999 and 1998.

     (l)  Income Taxes
          No income tax provision has been included in the financial statements since profit or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

     (m)  Comprehensive Income
          The Partnership has adopted Statement of Financial Accounting
             Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Other than net income (loss), the Partnership has no other sources of comprehensive income.

     (n)  Segment Information
          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
             Information" establishes standards for the way public business enterprises report information about operating segments and annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its partners.

     (o)  Accounting Changes and Developments
          In June 1998, the Financial Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the balance sheets. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the statements of operations or as a component of other comprehensive income, based upon the resulting designation. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 - "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. Since the Partnership does not currently have any derivative instruments or hedging activities, management does not believe that SFAS No. 133 will have a material effect on the Partnership financial statements, taken as a whole.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                    Notes to Financial Statements, Continued

     (p)  Reclassifications
          Reclassifications have been made to certain 1998 and 1997 balances in order to conform them to the 1999 presentation.

(3)  Acquisition and Disposition of Rental Property
     In December 1983, the Partnership acquired an office park (Northwind) located in East Lansing, Michigan for a purchase price of $3,876,410, which included $285,713 in acquisition fees. In 1984 the carrying value of the property was increased for additional acquisition fees of $123,950.

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

     In July of 1996, the Partnership entered into a plan to dispose of the property of Foxhunt Apartments with a carrying amount of $2,886,577 at December 31, 1996. Foxhunt incurred a net loss of $129,931 for the year ended December 31, 1996. Management had determined that a sale of the property was in the best interests of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, was signed with an anticipated sales price of $7.4 million. The contract expired in 1997, and the Partnership discontinued its plan to dispose of the property in 1998.

     In 1998, the Partnership entered into a plan to dispose of the property of Northwind Office Park with a carrying amount of $2,159,032 at December 31, 1998. Northwind Office Park incurred a net loss of $115,275 for the year ended December 31, 1998. Effective April 1, 1999, management discontinued its plan to dispose of the property.

     Effective July 1, 1999, management entered into a plan to dispose of the property of Foxhunt Apartments with a carrying amount of $2,323,518 at December 31, 1999. Foxhunt Apartments incurred a net loss of $470,672 for the year ended December 31, 1999. Management has determined that a sale of the property is in the best interests of the limited partners.

         Financial Accounting Standards Statement No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (the Statement) requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement,

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II certain long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1999 and 1998 totaled approximately $124,000 and $158,000, respectively. Management believes that the property's fair value has not changed significantly since being classified as held for sale.

(4)  Investment in Joint Ventures

     UNCONSOLIDATED JOINT VENTURES
     In December 1983, the Partnership entered into an agreement with Adaron
             Group (Adaron) and formed Research Triangle Industrial Park West Associates Joint Venture (the Joint Venture), the primary purpose of which was to construct office/warehouse distribution buildings as income producing property. Under the terms of the joint venture agreement, the Partnership was to provide the majority of the capital required for the purchase of land and completion of the Joint Venture's development, while Adaron, the other joint venturer, was to provide development supervision and management services.

     The initial phase of development (Phase I) which was sold in June 1987, included an office/ distribution building containing a total of 101,000 gross square feet, and one office building containing 42,000 gross square feet. The purchaser of the property was not affiliated with either joint venturer. The Partnership received approximately $2,300,000 in proceeds from the sale, and in July 1987, these proceeds were distributed to the limited partners.

     On August 20, 1992, Realmark Property Investors Limited Partnership - VI A
             (RPILP - VI A) purchased Adaron's joint venture interest, acquiring substantially all of the rights and claims previously held by Adaron. Ownership of the joint venture is now divided equally between the Partnership and RPILP - VI A. The original joint venture agreement with Adaron provided that the Partnership will be allocated 95% of any income received or loss incurred during Phase I and 50% of any income received or loss incurred during Phase II.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

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

     A   summary of the assets, liabilities and equity of the Joint Venture as of December 31, 1999 and 1998 and the results of its operations for the years ended December 31, 1999, 1998 and 1997 follows.


                        RESEARCH TRIANGLE INDUSTRIAL PARK
                                 Balance Sheets
                           December 31, 1999 and 1998

                           Assets                                                         1999              1998
                           ------                                                         ----              ----

Land                                                                                   $  338,112        $  338,112
Land improvements                                                                         799,430           799,430
Buildings                                                                               4,130,637         4,130,637
                                                                                      -----------        ----------

                                                                                        5,268,179         5,268,179
Less accumulated depreciation                                                           3,694,293         3,590,813
                                                                                      -----------        ----------

                           Net property                                                 1,573,886         1,677,366

Cash                                                                                      149,508           688,674
Accounts receivable - affiliates                                                              599            29,925
Accounts receivable - other                                                                32,261             -
Escrow deposits                                                                           694,740           559,679
Other                                                                                     239,054           257,127
                                                                                      -----------        ----------
                           Total assets                                               $ 2,690,048         3,212,771
                                                                                      ===========        ==========

         Liabilities and Partners' Deficit

Liabilities:
     Mortgage payable                                                                   5,418,498         5,504,596
     Accounts payable and accrued expenses                                                 74,287           106,256
                                                                                      -----------        ----------
                           Total liabilities                                            5,492,785         5,610,852


Partners' deficit:
     The Partnership                                                                   (1,301,953)       (1,099,626)
     RPILP - VI A                                                                      (1,500,784)       (1,298,455)
                                                                                      -----------        ----------
                           Total partners' deficit                                     (2,802,737)       (2,398,081)
                                                                                      -----------        ----------
                           Total liabilities and partners' deficit                    $ 2,690,048         3,212,771
                                                                                      ===========        ==========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                    Notes to Financial Statements, Continued

(4)  Investment in Joint Ventures, Continued

                        RESEARCH TRIANGLE INDUSTRIAL PARK
                            Statements of Operations
                   Years ended December 31, 1999, 1998 and 1997


                                                                         1999              1998              1997
                                                                         ----              ----              ----
     Income:
         Rental                                                     $  1,009,978          962,352           886,634
         Interest                                                         11,823            6,985             5,496
                                                                    ------------       ----------         ---------

                           Total income                                1,021,801          969,337           892,130
                                                                    ------------       ----------         ---------
     Expenses:
         Property operations                                             131,014          114,857           101,896
         Interest                                                        455,838          457,626           470,041
         Depreciation and amortization                                   107,718          128,094           166,828
         Administrative:
              To affiliates                                               63,230           63,652            60,177
              Other                                                        8,655           29,890            28,052
                                                                    ------------       ----------         ---------

                           Total expenses                                766,455          794,119           826,994
                                                                    ------------       ----------         ---------

                           Net income                               $    255,346          175,218            65,136
                                                                    ============       ==========         =========

     Allocation of net income:
         The Partnership   $                                             127,673           87,609            32,568
         RPILP - VI A                                                    127,673           87,609            32,568
                                                                    ------------       ----------         ---------

                           Total                                    $    255,346          175,218            65,136
                                                                    ============       ==========         =========


     A reconciliation of the losses in excess of investment in Research Triangle Industrial Park Joint Venture follows:

                                                                         1999             1998              1997
                                                                         ----             ----              ----
         Losses in excess of investment at beginning
              of year                                               $ (1,099,626)        (937,235)         (969,803)
         Allocated net income                                            127,673           87,609            32,568
         Distribution from joint venture                                (330,000)        (250,000)             -
                                                                    ------------       ----------        ---------
         Losses in excess of investment at end of year              $ (1,301,953)      (1,099,626)       (937,235)
                                                                    ============       ==========        ========


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                    Notes to Financial Statements, Continued

(4)  Investment in Joint Ventures, Continued

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

     In 1994, engineering and surveying costs in the amount of $20,484 were capitalized as part of the cost of land. The book value of the land joint venture as of December 31, 1999 and 1998 was $432,984. The only operations of the joint venture is the payment of real estate taxes and insurance premiums for this vacant piece of land. Payment of these bills is to be divided equally between the Partnership and Adaron.

     The total capital of the joint venture of $432,982 as of December 31, 1999 and 1998 is divided equally between the Partnership and Adaron. The Partnership's capital of $216,491 as of December 31, 1999 and 1998 is included in losses of unconsolidated joint ventures in excess of investment on the balance sheet. The Partnership's share of expenses, totaling $5,236 $5,271, and $5,532, were allocated to the Partnership for the years ended December 31, 1999, 1998 and 1997, respectively. All payments made by each joint venture are considered capital contributions. Such contributions are offset by the allocated loss from such payments. Therefore, overall capital does not change. The joint venture has no outstanding debt at December 31, 1999 and 1998.

     MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE:

     On September 21, 1991, the Partnership entered into an agreement and formed a joint venture with Realmark Property Investors Limited Partnership - VI A (RPILP - VI A) and Realmark Property Investors Limited Partnership - VI B (RPILP - VI B). The joint venture was formed for the purpose of operating the Foxhunt Apartments owned by the Partnership. Under the terms of the joint venture agreement, RPILP - VI A contributed $390,000 and RPILP - VI B contributed $1,041,568 to buy out the wraparound promissory note on the property. The Partnership contributed the property net of the first mortgage.

         The original joint venture agreement provided that any income, loss, gain, cash flow, or sales proceeds be allocated 63.14% to the Partnership, 10.04% to RPILP - VI A and 26.82% to RPILP - VI B. On April 1, 1992, utilizing proceeds from a mortgage refinancing, the Partnership bought out RPILP - VI A's interest, while RPILP - VI B's ownership interest was decreased to 11.5%. The net loss of the joint venture from September 27, 1991, date of inception, through December 31, 1999 has been allocated to the minority interests in accordance with the agreement and has been recorded as a reduction of their capital contributions.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                    Notes to Financial Statements, Continued

(4)  Investment in Joint Ventures, Continued

     A reconciliation of the minority interest share in the Foxhunt Joint Venture is as follows:

                                                          RPILP - VI B

         Balance at December 31, 1996                     $ 371,120

         Allocated income                                     4,781
                                                          ---------

         Balance at December 31, 1997                       375,901

         Allocated loss                                    (108,517)
                                                          ---------

         Balance at December 31, 1998                       267,384

         Distributions                                     (111,713)

         Allocated loss                                     (54,127)
                                                          ---------

         Balance at December 31, 1999                     $ 101,544
                                                          =========

(5)  Mortgages Payable

     The Partnership has the following mortgages payable as of December 31, 1999 and 1998:

     Northwind Office Park

     A mortgage with a balance of $362,944 and $469,506 at December 31, 1999 and 1998, respectively, provides for monthly principal and interest payments of $12,305 bearing interest at 9.75%. The mortgage matures in December 2002.

     A mortgage with a balance of $206,694 and $241,179 at December 31, 1999 and 1998, respectively, provides for monthly principal and interest payments at $4,828 bearing interest at 9%. The mortgage matured September 1995. No extension has been granted, and the loan is currently callable on demand.

     Foxhunt Apartments

     A mortgage with a balance of $6,000,000 at December 31, 1998 bearing interest at 350 basis points above the LIBOR rate was refinanced during 1999.

     A new mortgage with a balance of $6,000,000 at December 31, 1999 provides for monthly principal and interest payments of $44,235 bearing interest at 8.05%. The remaining balance is due in December 2009.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                    Notes to Financial Statements, Continued

(5)  Mortgages Payable, Continued

     The aggregate maturities of the mortgages for each of the next five years and thereafter, assuming principal payments are not accelerated, are as follows:

                  Year                          Amount

                  2000                       $  373,750
                  2001                          183,176
                  2002                          174,375
                  2003                           63,132
                  2004                           68,406
                  Thereafter                 $5,706,799
                                             ----------
                                             $6,569,638
                                             ==========

     The mortgages are secured by the properties to which they relate.

(6)  Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No: 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, other assets, accounts payable and accrued expenses, and security deposits and prepaid rents approximate the carrying value due to the nature of these instruments.

     Management believes it is impracticable to estimate the fair value of the mortgages payable of Northwind Office Park, with approximate carrying values of $363,000 and $207,000 at December 31, 1999, because it is uncertain if comparable mortgages could be obtained in the current market due to the poor occupancy at Northwind Office Park. Management has determined that the fair value of the mortgage payable of Foxhunt Apartments, with a carrying value of $6,000,000 at December 31, 1999, approximates its carrying value due to the mortgage's recent nature. The terms of the mortgages are described in note 5.

(7)  Related Party Transactions

     Management fees for the management of Partnership properties are paid to an affiliate of the general partners. The management agreement provides for a management fee of 5% of the gross monthly rental receipts of each complex. This fee was $100,939, $91,032 and $96,762 for the years ended December 31, 1999, 1998 and 1997, respectively.

     According to the terms of the partnership agreement, Realmark Properties, Inc. is entitled to a continuing partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the receipt by the limited partners of a noncumulative annual cash return equal to 7% of the average of their adjusted capital contributions (as defined in the partnership agreement). No such fees were paid or accrued for the years ended December 31, 1999, 1998 and 1997.

         Accounts receivable - affiliates totaled $126,347 and $78,416 as of December 31, 1999 and 1998, respectively.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

(7)  Related Party Transactions, Continued

     Computer service charges for the partnership are paid or accrued to an affiliate of the general partners. The fee is based upon the number of apartment units and totaled $4,560, $4,560 and $4,560 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Pursuant to the terms of the partnership agreement, the corporate general partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership and for other direct Partnership expenses. These charges were for the Partnership's allocated share of such costs and expenses as payroll, legal, rent, depreciation, printing, mailing, travel and communication costs related to Partnership accounting, partner communication and relations, and property marketing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. These charges totaled $60,364, $77,634 and $93,246 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     In connection with the refinancing of the mortgage payable for the Foxhunt Apartments, as described in note 5, the Partnership incurred loan placement fees of $60,000 each year for the years ended December 31, 1999 and 1998. The fee is calculated as 1% of the mortgage loan amount and is payable to an affiliate of the general partners. No such fees were paid during the year ended December 31, 1997.

(8)  Income Taxes

     The tax returns of the Partnership are subject to examination by federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions, may be accorded varying interpretations and, accordingly, reported Partnership amounts could be changed as a result of any such examination.


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

                    Notes to Financial Statements, Continued

(8)  Income Taxes, Continued

     The reconciliation of Partners' Deficit for the years ended December 31, 1999, 1998 and 1997, as reported in the balance sheets and as reported for tax return purposes, is as follows:

                                                                         1999               1998              1997
                                                                         ----               ----              ----

         Partners' deficit - balance sheets                         $ (3,336,480)      (2,815,029)       (1,816,222)
         Add to (deduct from):
             Accumulated difference in depreciation                   (3,449,883)      (3,634,419)       (3,712,220)
             Accumulated amortization of discounts
                 on mortgage payables                                  1,208,424        1,208,424         1,208,424
             Syndication fees                                          1,133,176        1,133,176         1,133,176
             Allowance for doubtful accounts                              87,123           87,123            45,741
             Gain on sale of property                                   (561,147)        (561,147)         (561,147)
             Other                                                      (360,478)        (360,478)         (228,298)
             Difference in investments in joint ventures                 446,315          482,913           647,808
                                                                     -----------       ----------        ----------

                           Partners' deficit - tax return
                               purposes                             $ (4,832,950)      (4,459,437)       (3,282,738)
                                                                    ============       ==========        ==========

     The reconciliation of net loss for the years ended December 31, 1999, 1998 and 1997, as reported in the statements of operations, and as would be reported for tax return purposes is as follows:

                                                                         1999               1998            1997
                                                                         ----               ----            ----
         Net loss-statements of operations                          $   (521,451)        (998,807)         (162,528)
         Add to (deduct from):
             Difference in depreciation                                  184,536           77,801           114,999
             Basis difference in investments in joint
                 ventures                                                (36,598)        (164,895)           69,318
             Other                                                         -             (132,180)         (125,740)
             Allowance for doubtful accounts                               -               41,382           (67,268)
                                                                    ------------       ----------          --------
                           Net loss - tax return purposes           $   (373,513)      (1,176,699)         (171,219)
                                                                     ===========       ==========          ========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                    Notes to Financial Statements, Continued

(9)  Leases

     All residential property rental agreements are for a duration of less than one year. In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 5 years. Future rentals to be received on noncancelable operating leases with terms of more than one year are as follows:

                           2000            $ 348,705
                           2001              201,738
                           2002              137,562
                           2003               50,917
                           2004               26,333
                                            --------
                                           $ 765,255

(10)  Going Concern Considerations

      The Partnership's mortgage on Northwind Office Park was due in September
          1995. No extension has been granted to the Partnership, and the loan is currently callable on demand.

      Because of the uncertainty surrounding the refinancing of this mortgage, the Partnership's recurring losses from operations and the partners' deficit, substantial doubt exists about the Partnership's ability to continue as a going concern.

      Management plans to improve the operations of the Partnership and to remedy the current situation with Northwind Office Park's mortgage, by improving the occupancy at Northwind Office Park and actively marketing the Foxhunt Apartments rental property for sale. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(11)  Contingencies

      Included in accounts payable and accrued expenses on the balance sheet as of December 31, 1999 are delinquent taxes and interest on Northwind Office Park for the years 1999, 1998 and 1997, totaling approximately $228,000. The result of these delinquencies could be substantial penalties or the potential loss of the property. A range of total loss is not estimable at December 31, 1999.

                                                                   SCHEDULE III
                                                                  --------------



              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

                    Real Estate and Accumulated Depreciation

                                December 31, 1999

                                                                                                      Gross amounts at which
                                             Initial Cost to                                         Carried at Close of Period
                                               Partnership           Cost                            --------------------------
                                             ----------------      Capitalized
 Property                                                         Subsequent to
Description           Encumbrances      Land        Buildings      Acquisition     Retirements    Land          Buildings    Total
--------------        ----------     ----------     ----------    --------------   ----------   ----------     ----------  ---------

Northwind
Office Park
E. Lansing, Ml        $  569,638        460,515      3,415,895        619,562             -      460,515      4,035,457    4,495,972

Foxhunt
Apartments
Kettering, OH          6,000,000        387,500      4,890,020        235,608             -      387,500      5,125,628   5,513,128
                      ----------     ----------     ----------     ----------      ----------    ----------   ----------  ----------

                      $6,569,638        848,015      8,305,915        855,170             -      848,015      9,161,085   10,009,100
                      ==========     ==========     ==========     ==========      ==========    ==========   ==========  ==========

Research
Triangle JV
Research
Triangle, NC           5,418,498        750,612      4,920,738          9,329        (412,500)   338,112      4,930,067    5,268,179


Research Triangle
Land JV
Research
Triangle, NC                 -          412,500            -           20,484             -      432,984         -          432,984
                      ----------     ----------     ----------     ----------      ----------   ----------   ----------  ----------
                      $5,418,498      1,163,112      4,920,738         29,813        (412,500)   771,096     4,930,067    5,701,163
                      ==========     ==========     ==========     ==========      ==========   ==========   ==========  ==========



                                                                   SCHEDULE III
                                                                  --------------



              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

                    Real Estate and Accumulated Depreciation

                                December 31, 1999
(continued)
                                                                    Life
                                                                   on which
                                                                 depreciation
                                                                  in latest
                                       Date                      statement of
 Property            Accumulated        of          Date         operations
Description          Depreciation  Construction    Acquired       is computed
-------------       -------------  -------------   ---------    ----------------
Northwind
Office Park
E. Lansing, Ml        2,203,729         1973         12/83         25 years

Foxhunt
Apartments
Kettering, OH         3,189,610         1972         02/84         25 years
                      ---------                                    --------

                      5,393,339
                      =========

Research
Triangle JV
Research
Triangle, NC          3,694,293         1985         12/83         25 years


Research Triangle
Land JV
Research
Triangle, NC                -             -          08/92
                      ---------
                      3,694,293
                      =========



                                                             Schedule III, Cont.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                    Real Estate and Accumulated Depreciation
                                December 31, 1999

(1) Cost for Federal income tax purposes is $10,009,100

(2) A reconciliation of the carrying amount of land and buildings as of December
      31, 1999, 1998 and 1997 follows:

                                                                                       Partnership Properties
                                                                         ------------------------------------------
                                                                         1999             1998              1997
                                                                         ----             ----              ----

     Balance at beginning of year                                   $  9,857,401        9,771,288         9,755,153
     Additions                                                           151,699           86,113            16,135
                                                                    ------------        ---------         ---------

     Balance at end of year                                           10,009,100        9,857,401         9,771,288
                                                                    ============        =========         =========

                                                                                  Joint Venture Property
                                                                         ---------------------------------------
                                                                         1999             1998              1997
                                                                         ----             ----              ----
     Balance at beginning of year                                   $  5,701,163        5,701,163         5,701,163
     Additions                                                             -                -                 -
                                                                    ------------        ---------         ---------
     Balance at end of year                                         $  5,701,163        5,701,163         5,701,163
                                                                    ============        =========         =========

(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 1999, 1998 and 1997 follows:

                                                                                      Partnership Properties
                                                                         ---------------------------------------
                                                                         1999             1998              1997
                                                                         ----             ----              ----

     Balance at beginning of year                                   $  5,180,777        4,971,130         4,562,317
     Depreciation expense                                                212,562          209,647           408,813
                                                                    ------------        ---------         ---------
     Balance at end of year (4)                                     $  5,393,339        5,180,777         4,971,130
                                                                    ============        =========         =========

                                                                                  Joint Venture Property
                                                                       -----------------------------------------
                                                                       1999               1998              1997
                                                                       ----               ----              ----

     Balance at beginning of year                                   $  3,590,813        3,469,458         3,338,925
     Depreciation expense                                                103,480          121,355           130,533
                                                                    ------------        ---------         ---------
     Balance at end of year (4)                                     $  3,694,293        3,590,813         3,469,458
                                                                    ============        =========         =========

(4)  Balance applies entirely to buildings.

(5) Retirements relate to a land transfer to Research Triangle Land Joint
      Venture.