Form 10-Q
period 2000-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2000-11-16
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                             Commission File Number
March 31, 2000                                         0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its charter)



       Delaware                                   16-1212761
--------------------------         --------------------------------------------
   (State of Formation)               (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    [X]          No  [ ]


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - March 31, 2000 and December 31, 1999                                         3

                  Statements of Operations - Three months ended March 31, 2000 and 1999                         4

                  Statement of Partners' Deficiency - Three months ended March 31, 2000                         5

                  Statements of Cash Flows - Three months ended March 31, 2000 and 1999                         6

                  Notes to Financial Statements                                                                7 - 10

Item 2.         Management's Discussion and Analysis of Financial Condition and                                 11
                Results of Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      12

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                               12

Item 2 - 5.     Not applicable                                                                                  12

Item 6.         Exhibits and Reports on Form 8-K                                                                12


PART  I - Item 1.    Financial Statements
                     --------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

                                 Balance Sheets

                      March 31, 2000 and December 31, 1999

                                                                        (Unaudited)
                                                                         March 31,        December 31,
                      Assets                                               2000               1999
                      ------                                               ----               ----
Property and equipment:
     Land                                                               $    848,015         848,015
     Buildings and improvements                                            9,207,376       9,161,085
     Furniture, fixtures and equipment                                       441,860         441,860
                                                                        ------------    ------------

                                                                          10,497,251      10,450,960
     Less accumulated depreciation                                         5,914,461       5,867,469
                                                                        ------------    ------------

                           Net property and equipment                      4,582,790       4,583,491
                           --------------------------                      ---------       ---------

Cash and cash equivalents                                                    133,538         141,101
Escrow deposits                                                               42,529          71,736
Accounts receivable, less allowance for doubtful accounts of
     $178,923 and $153,941 for 2000 and 1999, respectively                    12,206          10,479
Receivables from affiliated parties                                          129,840         126,347
Mortgage costs, less accumulated amortization of                        $      3,600
     and $1,200 in 2000 and 1999, respectively                                93,583          95,983
Other assets                                                                  11,088          10,833
                                                                        ------------    ------------

                           Total assets                                 $  5,005,574       5,039,970
                                                                        ============    ============

         Liabilities and Partners' Deficiency

Liabilities:
     Mortgage loans payable                                                6,519,398       6,569,638
     Accounts payable and accrued expenses                                   458,149         469,611
     Security deposits and prepaid rents                                     139,298         150,195
                                                                        ------------    ------------

                           Total liabilities                               7,116,845       7,189,444
                                                                        ------------    ------------

Equity in losses of unconsolidated joint ventures in
     excess of investment                                                  1,086,267       1,085,462
Minority interest in consolidated joint venture                              108,451         101,544
Partners' deficiency:
     General partners                                                       (259,935)       (260,850)
     Limited partners                                                     (3,046,054)     (3,075,630)
                                                                        ------------    ------------

                           Total partners' deficiency                     (3,305,989)     (3,336,480)
                                                                        ------------    ------------

Contingency
                                                                        ------------    ------------
                           Total liabilities and partners' deficiency   $  5,005,574       5,039,970
                                                                        ============    ============

See accompanying notes to financial statements.


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II

                            Statements of Operations

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)



                                                                       Three months ended
                                                                       ------------------
                                                                                 (As restated)
                                                                    March 31,       March 31,
                                                                      2000            1999
                                                                      ----            ----
Income:
     Rental                                                           $ 582,562      459,728
     Interest and other income                                           18,042       24,818
                                                                      ---------    ---------

                           Total income                                 600,604      484,546
                                                                      ---------    ---------
Expenses:
     Property operations                                                293,704      468,402
     Interest                                                           137,521      195,161
     Depreciation                                                        48,126       73,196
     Administrative:
         Affiliated parties                                              54,274       52,131
         Other                                                           63,776      100,939
                                                                      ---------    ---------

                           Total expenses                               597,401      889,829
                                                                      ---------    ---------

Income (loss) before equity in earnings from joint venture
     and minority interest in consolidated joint venture operations       3,203     (405,283)

Equity in earnings of joint venture                                      34,195       31,231

Minority interest in consolidated joint venture operations               (6,907)      34,226
                                                                      ---------    ---------

                           Net income (loss)                          $  30,491     (339,826)
                                                                      =========    =========

Net income (loss) per limited partnership unit                        $    2.96       (32.96)
                                                                      =========    =========

Weighted average number of limited partnership
     units outstanding                                                   10,000       10,000
                                                                      =========    =========

See accompanying notes to financial statements.


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II

                        Statement of Partners' Deficiency

                        Three months ended March 31, 2000
                                   (Unaudited)




                                              General                Limited Partners
                                             Partners             Units            Amount
                                             --------             -----            ------

Balances at January 1, 2000               $      (260,850)          10,000        (3,075,630)

Net income                                            915               --            29,576
                                          ---------------       ----------       -----------

Balances at March 31, 2000                $      (259,935)          10,000        (3,046,054)
                                          ===============       ==========       ===========




See accompanying notes to financial statements.
                                        5


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II

                            Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                            Three months ended
                                                                            ------------------
                                                                                      (As restated)
                                                                          March 31,      March 31,
                                                                            2000           1999
                                                                            ----           ----
Cash flows from operating activities:
     Net income (loss)                                                     $  30,491     (339,826)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                   50,526      120,943
              Equity in net income of joint venture                          (34,195)     (31,231)
              Minority interest in consolidated joint venture operations       6,907      (34,226)
              Changes in:
                  Escrow deposits                                             29,207      (35,749)
                  Accounts receivable                                         (1,727)       5,250
                  Accounts receivable to affiliated parties                   (3,493)     (79,752)
                  Leasing commissions                                             --       (1,410)
                  Other assets                                                (1,389)    (209,720)
                  Accounts payable and accrued expenses                      (15,657)     110,361
                  Accrued interest payable                                     4,195        9,188
                  Security deposits and prepaid rents                        (10,897)     (15,723)
                                                                           ---------    ---------

                           Net cash provided by (used in)
                                operating activities                          53,968     (501,895)
                                                                           ---------    ---------

Cash flows from investing activities:
     Distributions from joint venture                                         35,000           --
     Additions to property and equipment                                     (46,291)      (1,925)
                                                                           ---------    ---------

                           Net cash used in investing activities             (11,291)      (1,925)
                                                                           ---------    ---------

Cash flows from financing activities:
     Increase in cash overdraft                                                   --       40,367
     Principal payments on mortgage loans                                    (50,240)     (34,923)
                                                                           ---------    ---------

                           Net cash provided by (used in)
                                financing activities                         (50,240)       5,444
                                                                           ---------    ---------

Net decrease in cash and cash equivalents                                     (7,563)    (498,376)

Cash and cash equivalents at beginning of period                             141,101      498,376
                                                                           ---------    ---------

Cash and cash equivalents at end of period                                 $ 133,538           --
                                                                           =========    =========

Supplemental disclosure of cash flow information -
      cash paid during the period for interest                             $ 133,326      138,226
                                                                           =========    =========


See accompanying notes to financial statements.
                                        6

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)





(1)  Basis of Presentation
--------------------------

     The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 1999 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

(2)  Organization
-----------------

     Realmark Property Investors Limited Partnership-II (the Partnership), a
         Delaware Limited Partnership, was formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

(3)  Investment in Joint Ventures
---------------------------------

     Unconsolidated Joint Ventures

     The Partnership has a 50% interest in Research Triangle Industrial Park
         Joint Venture, with the other 50% owned by Realmark Property Investors Limited Partnership - VIA (RPILP - VIA), an entity affiliated through common general partnership.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

(3)  Investment in Joint Ventures, Continued
--------------------------------------------

     A summary of the assets, liabilities and equity of the Joint Venture as of March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999 follows.

                                                                    March 31,     December 31,
                                Assets                                2000            1999
                                ------                                ----            ----

Property, net of accumulated depreciation                          $ 1,548,757      1,573,886
Cash                                                                    78,691        149,508
Escrow deposits                                                        734,907        694,740
Other assets                                                           337,349        271,914
                                                                   -----------    -----------

                      Total assets                                 $ 2,699,704      2,690,048
                                                                   ===========    ===========

             Liabilities and Partners' Deficiency
             ------------------------------------

Liabilities:
    Mortgage loan                                                    5,399,030      5,418,498
    Accounts payable and accrued expenses                              105,021         74,287
                                                                   -----------    -----------

                      Total liabilities                              5,504,051      5,492,785

Partners' deficiency                                                (2,804,347)    (2,802,737)
                                                                   -----------    -----------

                      Total liabilities and partners' deficiency   $ 2,699,704      2,690,048
                                                                   ===========    ===========

                                                                        Three months ended
                                                                        ------------------
                                                                      March 31,      March 31,
                                                                        2000           1999
                                                                        ----           ----
Income:
    Rental                                                            $255,497         265,029
    Interest                                                             1,526              75
                                                                      --------        --------

                      Total income                                     257,023         265,104
                                                                      --------        --------
Expenses:
    Property operations                                                 29,089          34,666
    Interest                                                           113,342         114,913
    Depreciation and amortization                                       25,129          35,310
    Administrative                                                      21,073          17,753
                                                                      --------        --------

                      Total expenses                                   188,633         202,642
                                                                      --------        --------

                      Net income                                      $ 68,390          62,462
                                                                      ========        ========

Allocation of net income:
    The Partnership                                                     34,195          31,231
    RPILP - VI A                                                        34,195          31,231
                                                                      --------        --------

                                                                      $ 68,390          62,462
                                                                      ========        ========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

(3)  Investment in Joint Ventures, Continued
--------------------------------------------

     The Partnership also has an interest, with the Adaron Group, in the Research Triangle Land Joint Venture which is included in equity in losses of unconsolidated joint ventures in excess of investment on the balance sheets. Capital contributions to the Venture are equal to its net losses which have not been significant.

(4)  Property and Equipment
---------------------------

     In July 1999, a plan was established to dispose of Foxhunt Apartments.
         Management of the Venture has determined that a sale of the property is in the best interest of the owners and continues to actively market the property for sale. Therefore, the assets are carried at the lower of depreciated cost or fair value less costs to sell and have not been depreciated during the disposal period. Depreciation expense not recorded for the three months ended March 31, 2000 and 1999 was approximately $52,000 and $40,300, respectively.


(5)  Mortgage Loans Payable
---------------------------

     One of the Partnership's mortgage loans on Northwind Office Park, in the approximate amount of $205,000 at March 31, 2000, matured in 1995. No extension of the maturity has been granted and the loan is currently callable on demand.

(6)  Prior Period Adjustments
-----------------------------

     The net loss for the quarter ended March 31, 1999 has been corrected to give effect to certain year-end 1999 adjustments as follows:

              As previously reported                                                  $ (165,996)
              Elimination of depreciation expense on Northwind
                   Office Park held for disposal during the quarter                       40,339
              Reduction of interest expense in joint venture                              15,000
              Reduction of minority interest in net loss of consolidated
                   joint venture to reflect actual                                      (229,169)
                                                                                      ----------

              As restated                                                             $ (339,826)
                                                                                      ==========

     The net loss per limited partnership unit increased $16.86 to $32.96.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

(7)  Current Accounting Pronouncements
--------------------------------------

     In June 2000, the Financial Accounting Standards Board issued Statement of
         Financial Accounting Standards No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of Statement No. 133" which amends certain provisions of Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities." These statements establish accounting and financial reporting standards for derivative instruments and hedging activities. These statements become effective for the Partnership on January 1, 2001. The effect, if any, that Statements No. 133 and 138 will have on the Partnership's operations and financial position will not be material.

(8)  Subsequent Event and Contingencies
---------------------------------------

     The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines and on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. The actions allege breaches of contract and breaches of fiduciary duty and seek, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the first complaint and are presently reviewing the second complaint and intend to vigorously pursue their defense.

     Accounts payable and accrued expenses as of March 31, 2000 and December 31, 1999 include delinquent taxes and interest on Northwind Office Park totaling approximately $234,000 and $228,000, respectively. The result of these delinquencies could be substantial penalties or the potential loss of the property. A range of loss is not estimable at March 31, 2000.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------


Liquidity and Capital Resources
-------------------------------

The significant improvement in the Partnership's operations discussed below resulted in the generation of $54,000 of cash in the first quarter of 2000, compared to more than $500,000 of cash used by operations in the comparable 1999 quarter. The cash from operations and a $35,000 cash distribution from its unconsolidated joint venture, enable the partnership to establish a relatively liquid position at March 31, 2000 of approximately $133,000, after making capital additions and the principal payments on its mortgage loans.

Results of Operations
---------------------

For the first quarter of 2000, the Partnership had net income of $30,491 compared to a net loss of $339,826 for the 1999 quarter, an improvement of approximately $370,000. The results of operations, before consideration of equity in the net income of the unconsolidated joint venture and minority interest in the consolidated joint venture, improved approximately $408,000. The primary components of the improvement were as follows:


     Income increase - rental                                        $ 123,000
     Expense decreases:
         Property operations                                           175,000
         Interest                                                       58,000
         Depreciation                                                   25,000
         Administrative                                                 35,000
     Other                                                              (8,000)
                                                                     ---------
                                                                     $ 408,000
                                                                     =========

The increase in rental income was generated by the Northwind Office Complex ($71,000) and Foxhunt Apartments ($52,000), principally as a result of higher occupancy and reduced concessions.

The largest decreases in property operations expense were in the replacement costs of noncapitalized items such as carpeting and appliances and related payroll expenses. The reduction in interest costs reflects a $45,000 decrease in the amortization of deferred mortgage costs as well as lower principal balances and rate. Depreciation expense in the 1999 quarter ($73,000) is related only to the Foxhunt property since the Northwind property was considered held-for-sale at that time. The opposite is true in the 2000 quarter; the Foxhunt property is being actively marketed, while Northwind is no longer being actively marketed. Thus, depreciation expense of $48,000 in the 2000 quarter relates only to Northwind and is not comparable to depreciation expense in the 1999 period. The decrease in administrative expenses in 2000 is the net result of changes in several areas including advertising and professional fees.

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk
                     ----------------------------------------------------------

       The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

      The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines and on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. The actions allege breaches of contract and breaches of fiduciary duty and seek, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the first complaint and are presently reviewing the second complaint and intend to vigorously pursue their defense.


Items 2, 3, 4 and 5
-------------------

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Partnership reported a change in independent accountants under item 4 of Form 8-K, filed on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP II






By:    /s/ Joseph M. Jayson                      11/15/2000
       --------------------------------          -----------
        Joseph M. Jayson,                        Date
        Individual General Partner and
        Principal Financial Officer