Form 10-Q
period 2000-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2000-12-01
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                   Commission File Number
June 30, 2000                                                   0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its charter)



          Delaware                                     16-1212761
--------------------------             -----------------------------------------
   (State of Formation)                  (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280

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

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - June 30, 2000 and December 31, 1999                                          3

                  Statements of Operations - Three and six months ended
                        June 30, 2000 and 1999                                                                  4

                  Statement of Partners' Deficiency - Six months ended June 30, 2000                            5

                  Statements of Cash Flows - Six months ended June 30, 2000 and 1999                            6

                  Notes to Financial Statements                                                               7 - 10

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                          11

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     12

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              12

Item 2 - 5.     Not applicable                                                                                 12

Item 6.         Exhibits and Reports on Form 8-K                                                               12

PART  I - Item 1.    Financial Statements
                     --------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

                                 Balance Sheets

                       June 30, 2000 and December 31, 1999

                                                                                      (Unaudited)
                                                                                        June 30,     December 31,
                      Assets                                                              2000           1999
                      ------                                                              ----           ----
Property and equipment:
     Land                                                                            $    848,015         848,015
     Buildings and improvements                                                         9,213,626       9,161,085
     Furniture, fixtures and equipment                                                    441,860         441,860
                                                                                     ------------    ------------

                                                                                       10,503,501      10,450,960
     Less accumulated depreciation                                                      5,969,891       5,867,469
                                                                                     ------------    ------------

                           Net property and equipment                                   4,533,610       4,583,491

Cash and cash equivalents                                                                 106,830         141,101
Escrow deposits                                                                            91,448          71,736
Accounts receivable, less allowance for doubtful accounts of
     $200,108 and $153,941 for 2000 and 1999, respectively                                 25,481          10,479
Receivables from affiliated parties                                                       104,982         126,347
Deferred mortgage costs, less accumulated amortization of $6,000
     and $1,200 in 2000 and 1999, respectively                                             91,183          95,983
Other assets                                                                               12,247          10,833
                                                                                     ------------    ------------

                           Total assets                                              $  4,965,781       5,039,970
                                                                                     ============    ============

         Liabilities and Partners' Deficiency
         ------------------------------------

Liabilities:
     Mortgage loans payable                                                             6,458,172       6,569,638
     Accounts payable and accrued expenses                                                522,538         469,611
     Accrued interest payable                                                              41,486              --
     Security deposits and prepaid rents                                                  132,149         150,195
                                                                                     ------------    ------------

                           Total liabilities                                            7,154,345       7,189,444
                                                                                     ------------    ------------
Equity in losses of unconsolidated joint ventures in
     excess of investment                                                               1,093,647       1,085,462
Minority interest in consolidated joint venture                                           107,137         101,544
Partners' deficiency:
     General partners                                                                    (262,436)       (260,850)
     Limited partners                                                                  (3,126,912)     (3,075,630)
                                                                                     ------------    ------------

                           Total partners' deficiency                                  (3,389,348)     (3,336,480)
                                                                                     ------------    ------------
Contingency
                                                                                     ------------    ------------
                           Total liabilities and partners' deficiency                $  4,965,781       5,039,970
                                                                                     ============    ============

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II

                            Statements of Operations

            Three and six month periods ended June 30, 2000 and 1999

                                                            Three months ended            Six months ended
                                                            ------------------            ----------------
                                                                     (As restated)               (As restated)
                                                          June 30,      June 30,       June 30,     June 30,
                                                            2000         1999            2000         1999
                                                            ----         ----            ----         ----
Income:
     Rental                                              $  565,735       496,884     1,148,297       956,612
     Interest and other income                               15,745        24,347        33,787        49,165
                                                         ----------    ----------    ----------    ----------

              Total income                                  581,480       521,231     1,182,084     1,005,777
                                                         ----------    ----------    ----------    ----------
Expenses:
     Property operations                                    355,240       322,256       648,944       790,658
     Interest                                               174,875       189,705       312,396       384,866
     Depreciation                                            56,561       113,809       104,687       187,005
     Administrative:
         Affiliated parties                                  55,853        70,466       110,127       122,597
         Other                                               61,244        55,050       125,020       155,989
                                                         ----------    ----------    ----------    ----------

              Total expenses                                703,773       751,286     1,301,174     1,641,115
                                                         ----------    ----------    ----------    ----------

Loss before equity in earnings from
     joint venture and minority interest in
     consolidated joint venture
     operations                                            (122,293)     (230,055)     (119,090)     (635,338)

Equity in earnings of joint venture                          37,620        22,723        71,815        53,954

Minority interest in consolidated
     joint venture operations                                 1,314         4,145        (5,593)       38,371
                                                         ----------    ----------    ----------    ----------

              Net loss                                      (83,359)     (203,187)      (52,868)     (543,013)
                                                         ==========    ==========    ==========    ==========

Net loss per limited partnership unit                    $    (8.09)       (19.71)        (5.13)       (52.67)
                                                         ==========    ==========    ==========    ==========

Weighted average number of limited
     partnership units outstanding                           10,000        10,000        10,000        10,000
                                                         ==========    ==========    ==========    ==========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II

                        Statement of Partners' Deficiency

                         Six months ended June 30, 2000


                                                         General         Limited Partners
                                                         Partners       Units       Amount
                                                         --------       -----       ------
Balances at January 1, 2000                            $ (260,850)       10,000   (3,075,630)

Net loss                                                   (1,586)           --      (51,282)
                                                       ----------    ----------   ----------

Balances at June 30, 2000                              $ (262,436)       10,000   (3,126,912)
                                                       ==========    ==========   ==========
































See accompanying notes to financial statements.
                                        5

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II

                            Statements of Cash Flows

                     Six months ended June 30, 2000 and 1999

                                                                                              Six months ended
                                                                                              ----------------
                                                                                                     (As restated)
                                                                                           June 30,     June 30,
                                                                                             2000         1999
                                                                                             ----         ----
Cash flows from operating activities:
     Net loss                                                                             $ (52,868)    (543,013)
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
              Depreciation and amortization                                                 109,487      282,226
              Equity in net income of joint venture                                         (71,815)     (53,954)
              Minority interest in consolidated joint venture operations                      5,593      (38,371)
              Changes in:
                  Escrow deposits                                                           (19,712)      25,376
                  Accounts receivable                                                       (15,002)       1,188
                  Receivables to affiliated parties                                          21,365      (24,768)
                  Other assets                                                               (3,679)     (42,146)
                  Accounts payable and accrued expenses                                      52,927       (4,028)
                  Accrued interest payable                                                   41,486        9,188
                  Security deposits and prepaid rents                                       (18,046)     (14,416)
                                                                                          ---------    ---------

                           Net cash provided by (used in)
                                operating activities                                         49,736     (402,718)
                                                                                          ---------    ---------

Cash flows from investing activities:
     Distributions from joint venture                                                        80,000           --
     Additions to property and equipment                                                    (52,541)      (9,747)
                                                                                          ---------    ---------

                           Net cash used in investing activities                             27,459       (9,747)
                                                                                          ---------    ---------

Cash flows from financing activities - principal payments
     on mortgage loans                                                                     (111,466)     (70,709)
                                                                                          ---------    ---------

Net decrease in cash and cash equivalents                                                   (34,271)    (483,174)

Cash and cash equivalents at beginning of period                                            141,101      498,376
                                                                                          ---------    ---------

Cash and cash equivalents at end of period                                                $ 106,830       15,202
                                                                                          =========    =========

Supplemental disclosure of cash flow information -
      cash paid during the period for interest                                            $ 270,910      280,457
                                                                                          =========    =========

See accompanying notes to financial statements.
                                        6

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II

                          Notes to Financial Statements

                     Six months ended June 30, 2000 and 1999



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

     A summary of the assets, liabilities and equity of the Research Triangle
         Industrial Park Joint Venture as of June 30, 2000 and December 31, 1999 and the results of its operations for the six months ended June 30, 2000 and 1999 follows.

                                                                                     June 30,          December 31,
                                Assets                                                 2000                1999
                                ------                                                 ----                ----
     Property, net of accumulated depreciation                                   $    1,523,627           1,573,886
     Cash                                                                                42,324             149,508
     Escrow deposits                                                                    775,983             694,740
     Other assets                                                                       328,678             271,914
                                                                                 --------------        ------------

                           Total assets                                          $    2,670,612           2,690,048
                                                                                 ==============        ============

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

--------------------------------------------

                                                                                     June 30,          December 31,
                  Liabilities and Partners' Deficiency                                 2000                1999
                  ------------------------------------                                 ----                ----
     Liabilities:
         Mortgage loan                                                           $    5,380,358           5,418,498
         Accounts payable and accrued expenses                                          109,361              74,287
                                                                                 --------------         -----------

                           Total liabilities                                          5,489,719           5,492,785
     Partners' deficiency                                                            (2,819,107)         (2,802,737)
                                                                                 --------------         -----------

                           Total liabilities and partners' deficiency            $    2,670,612           2,690,048
                                                                                 ==============         ===========

                                                                                            Six months ended
                                                                                            ----------------
                                                                                     June 30,            June 30,
                                                                                      2000                 1999
                                                                                      ----                 ----
     Income:
         Rental                                                                  $      510,996             493,973
         Interest                                                                        10,401               7,091
                                                                                 --------------        ------------

                           Total income                                                 521,397             501,064
                                                                                 --------------        ------------
     Expenses:
         Property operations                                                             63,477              70,275
         Interest                                                                       225,921             224,617
         Depreciation and amortization                                                   50,259              63,107
         Administrative                                                                  38,110              35,157
                                                                                 --------------        ------------

                           Total expenses                                               377,767             393,156
                                                                                 --------------        ------------

                           Net income                                            $      143,630             107,908
                                                                                 ==============        ============
     Allocation of net income:
         The Partnership                                                         $       71,815              53,954
         RPILP - VI A                                                                    71,815              53,954
                                                                                 --------------        ------------

                           Total                                                 $      143,630             107,908
                                                                                 ==============        ============

     The Partnership also has an interest, with the Adaron Group, in the Research Triangle Land Joint Venture that is included in equity in losses of unconsolidated joint ventures in excess of investment on the balance sheets. Capital contributions to the Venture are equal to its net losses which have not been significant.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

(4)  Property and Equipment
---------------------------

     In July 1999, a plan was established to dispose of one of the Partnership's properties, Foxhunt Apartments. Therefore, that asset is carried at the lower of depreciated cost or fair value less costs to sell and has not been depreciated during the disposal period. Depreciation of this property not recorded for the three and six months ended June 30, 2000 was approximately $60,000 and $120,000, respectively. Additionally, the Partnership's Northwind property was subject to a sales plan during the first quarter of 1999. Therefore, $40,000 of depreciation on it was not recorded in the six months ended June 30, 1999.

(5)  Mortgage Loans Payable
---------------------------

     One of the Partnership's mortgage loans on Northwind Office Park, in the approximate amount of $187,000 at June 30, 2000, matured in 1995. No extension of the maturity has been granted and the loan is currently callable on demand.

(6)  Prior Period Adjustments
-----------------------------

     The net losses for the three and six month periods ended June 30, 1999 have been corrected to give effect to year-end 1999 adjustments as follows:

                                                                                  Three months          Six months
                                                                                  ended June 30,      ended June 30,
                                                                                       1999                1999
                                                                                       ----                ----
              As previously reported                                             $     (81,291)           (247,287)
              Elimination of depreciation expense on Northwind
                   Office Park held for disposal during the period                          --              40,339
              Increase in interest expense of joint venture                            (15,000)                 --
              Repairs and maintenance expense recorded in wrong
                   period                                                              (70,000)            (70,000)
              Reduction of minority interest in net loss of consolidated
                   joint venture to reflect actual                                     (36,896)           (266,065)
                                                                                 -------------        ------------

              As restated                                                        $    (203,187)           (543,013)
                                                                                 =============        ============

     The net loss per limited partnership unit increased $11.82 to $19.71 for the three months ended June 30, 1999 and $28.68 to $52.67 for the six months ended June 30, 1999.

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

(8)  Contingencies
------------------

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

     Accounts payable and accrued expenses as of June 30, 2000 and December 31,
         1999 include delinquent taxes and interest on Northwind Office Park totaling approximately $243,000 and $228,000, respectively. The result of these delinquencies could be substantial penalties or the potential loss of the property. A range of total loss is not estimable at June 30, 2000.
                                       10

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The improvement in the Partnership's operations discussed below resulted in the generation of approximately $50,000 of cash in the first half of 2000, compared to more than $400,000 of cash used by operations in the first half of 1999. The cash from operations and an $80,000 cash distribution from its unconsolidated joint venture investee, net of capital additions and principal payments on mortgage loans, reduced the Partnership's cash position to $107,000 at June 30, 2000.

Results of Operations
---------------------

For the second quarter of 2000, the Partnership had a net loss of $83,359 compared to a net loss of $203,187 for the 1999 quarter, an improvement of approximately $120,000. In the first half of 2000, the net loss decreased approximately $490,000 from the comparable 1999 period. The results of operations, before consideration of equity in the net income of the unconsolidated joint venture and minority interest in the consolidated joint venture, improved approximately $108,000 in the 2000 second quarter and approximately $516,000 in the first six months. The primary components of the improvement were as follows:

                                                                     Three months          Six months
                                                                    ended 6/30/00         ended 6/30/00
                                                                    -------------         -------------
     Income increase - rental                                           $ 69,000              192,000
     Expense decreases (increases):
         Property operations                                             (33,000)             142,000
         Interest                                                         15,000               72,000
         Depreciation                                                     57,000               82,000
         Administrative                                                   10,000               43,000
     Other                                                               (10,000)             (15,000)
                                                                      ----------            ---------
                                                                        $ 38,000              446,000
                                                                      ==========            =========

The increase in rental income was generated by: (1) Northwind Office Complex, $45,000 in the quarter and $118,000 in the half; and (2) Foxhunt Apartments, $18,000 in the quarter and $71,000 in the half, principally as a result of higher occupancy and reduced concessions. Other income decreased in 2000 because of a drop in vending machine receipts.

The largest decreases in property operations expense in the six months ended June 30, 2000 were in the replacement costs of noncapitalized items such as carpeting and appliances and related payroll expenses. The reduction in interest costs reflects a $45,000 decrease in the amortization of deferred mortgage costs as well as lower principal balances and rate. Depreciation expense in the 1999 quarter ($73,000) is related only to the Foxhunt property since the Northwind property was considered held-for-sale at that time. The opposite is true in the 2000 quarter; the Foxhunt property is being actively marketed, while Northwind is no longer being actively marketed. Thus, depreciation expense of $48,000 in the 2000 quarter relates only to Northwind and is not comparable to depreciation expense in the 1999 period. The decrease in administrative expenses in 2000 is the net result of changes in several areas including advertising and professional fees.

PART I - Item 3.    Quantitative and Qualitative Disclosures About Market Risk
                    ----------------------------------------------------------

     The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.


                           PART II - OTHER INFORMATION
                                     -----------------

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP II

By:    /s/ Joseph M. Jayson                          12/01/00
       ---------------------------------             ----------------
        Joseph M. Jayson,                            Date
        Individual General Partner and
        Principal Financial Officer