Form 10-Q
period 2000-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2001-03-13
CIK 704165

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
September 30, 2000                                                0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             (Exact Name of Registrant as specified in its charter)



     Delaware                                            16-1212761
--------------------                        ------------------------------------
(State of Formation)                        (IRS Employer Identification Number)


2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280

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

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - September 30, 2000 and December 31, 1999                                     3

                  Statements of Operations - Three and nine month periods ended
                        September 30, 2000 and 1999                                                             4

                  Statements of Cash Flows - Nine months ended September
                        30, 2000 and 1999                                                                       5

                  Notes to Financial Statements                                                                6-9

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           10

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      11

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                               11

Item 2 - 6      Not applicable                                                                                  11

PART  I - Item 1.    Financial Statements
                     --------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

                                 Balance Sheets

                                                                                   (Unaudited)
                                                                                  September 30,    December 31,
                      Assets                                                          2000             1999
                      ------                                                          ----             ----
Property and equipment:
     Land                                                                          $    848,015         848,015
     Buildings and improvements                                                       9,223,516       9,161,085
     Furniture, fixtures and equipment                                                  441,860         441,860
                                                                                   ------------    ------------

                                                                                     10,513,391      10,450,960
     Less accumulated depreciation                                                    6,000,209       5,867,469
                                                                                   ------------    ------------

                           Net property and equipment                                 4,513,182       4,583,491

Cash and cash equivalents                                                               135,210         141,101
Escrow deposits                                                                          34,957          71,736
Accounts receivable, less allowance for doubtful accounts of
     $218,744 in 2000 and $153,941 in 1999                                               14,000          10,479
Receivables from affiliated parties                                                      95,729         126,347
Deferred mortgage costs, less accumulated amortization of
     $6,000 in 2000 and $1,200 in 1999                                                   88,784          95,983
Other assets                                                                              7,437          10,833
                                                                                   ------------    ------------

                           Total assets                                            $  4,889,299       5,039,970
                                                                                   ============    ============

         Liabilities and Partners' Deficiency
         ------------------------------------

Liabilities:
     Mortgage loans payable                                                           6,415,502       6,569,638
     Accounts payable and accrued expenses                                              553,685         469,611
     Accrued interest payable                                                            43,485            --
     Security deposits and prepaid rents                                                139,169         150,195
                                                                                   ------------    ------------

                           Total liabilities                                          7,151,841       7,189,444
                                                                                   ------------    ------------
Equity in losses of unconsolidated joint ventures in
     excess of investment                                                             1,067,137       1,085,462
Minority interest in consolidated joint venture                                         104,225         101,544
Partners' deficiency:
     General partners                                                                  (263,773)       (260,850)
     Limited partners                                                                (3,170,131)     (3,075,630)
                                                                                   ------------    ------------

                           Total partners' deficiency                                (3,433,904)     (3,336,480)
                                                                                   ------------    ------------

Contingency

                           Total liabilities and partners' deficiency              $  4,889,299       5,039,970
                                                                                   ============    ============

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II

                            Statements of Operations


                                                   Three months ended                         Nine months ended
                                                   ------------------                         -----------------
                                                               (As restated)                            (As restated)
                                             September 30,      September 30,          September 30,     September 30,
                                                 2000               1999                   2000              1999
                                                 ----               ----                   ----              ----
Income:
     Rental                                    $  535,702           524,136              1,683,999          1,480,748
     Interest and other income                     24,842            39,878                 58,629             89,043
                                               ----------        ----------             ----------         ----------

              Total income                        560,544           564,014              1,742,628          1,569,791
                                               ----------        ----------             ----------         ----------
Expenses:
     Property operations                          358,501           371,061              1,007,445          1,161,719
     Interest                                     133,527           181,443                445,923            566,309
     Depreciation                                  28,053            37,592                132,740            224,597
     Administrative:
         Affiliated parties                        47,992            25,693                158,119            148,290
         Other                                     70,499            49,721                195,519            205,710
                                               ----------        ----------             ----------         ----------

              Total expenses                      638,572           665,510              1,939,746          2,306,625
                                               ----------        ----------             ----------         ----------

Loss before equity in earnings
     from joint venture and
     minority interest in
     consolidated joint venture
     operations                                   (78,028)         (101,496)              (197,118)          (736,834)

Equity in earnings of joint venture                34,010            34,260                105,825             88,214

Minority interest in consolidated
     joint venture operations                        (538)           (6,634)                (6,131)            31,737
                                               ----------        ----------             ----------         ----------

              Net loss                            (44,556)          (73,870)               (97,424)          (616,883)
                                               ==========        ==========             ==========         ==========

Net loss per limited partnership
     unit                                      $    (4.32)            (7.17)                 (9.45)            (59.84)
                                               ==========        ==========             ==========         ==========

Weighted average number of
     limited partnership units
     outstanding                                   10,000            10,000                 10,000             10,000
                                               ==========        ==========             ==========         ==========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II

                            Statements of Cash Flows

                                                                                            Nine months ended
                                                                                            -----------------
                                                                                              September 30,
                                                                                              -------------
                                                                                           2000          1999
                                                                                          -----          ----
                                                                                                    (as restated)
Cash flows from operating activities:
     Net loss                                                                            $ (97,424)    (616,883)
     Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
              Depreciation and amortization                                                143,335      369,008
              Equity in net income of joint venture                                       (105,825)     (88,214)
              Minority interest in consolidated joint venture operations                     6,131      (31,737)
              Changes in:
                  Escrow deposits                                                           36,779      330,560
                  Accounts receivable                                                       (3,521)       9,591
                  Receivables from affiliated parties                                       30,618      (89,828)
                  Other assets                                                                --         (4,105)
                  Accounts payable and accrued expenses                                     84,074     (148,942)
                  Accrued interest payable                                                  43,485        9,188
                  Security deposits and prepaid rents                                      (11,026)     (13,245)
                                                                                         ---------    ---------

                           Net cash provided by (used in)
                                operating activities                                       126,626     (274,607)
                                                                                         ---------    ---------

Cash flows from investing activities:
     Distributions from joint venture                                                       87,500         --
     Additions to property and equipment                                                   (62,431)     (16,747)
                                                                                         ---------    ---------

                           Net cash provided by (used in)
                                investing activities                                        25,069      (16,747)
                                                                                         ---------    ---------

Cash flows from financing activities:
     Principal payments on mortgage loans                                                 (154,136)    (101,201)
     Mortgage costs                                                                           --        (39,328)
     Distributions to minority interest in consolidated joint venture                       (3,450)        --
                                                                                         ---------    ---------

                           Net cash used in financing activities                          (157,586)    (140,529)
                                                                                         ---------    ---------

Net decrease in cash and cash equivalents                                                   (5,891)    (431,883)

Cash and cash equivalents at beginning of period                                           141,101      498,376
                                                                                         ---------    ---------

Cash and cash equivalents at end of period                                               $ 135,210       66,493
                                                                                         =========    =========

Supplemental disclosure of cash flow information -
      cash paid during the period for interest                                           $ 399,660      414,652
                                                                                         =========    =========

See accompanying notes to financial statements.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-II

                          Notes to Financial Statements

                  Nine months ended September 30, 2000 and 1999



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

     A summary of the assets, liabilities and equity of the Research Triangle
         Industrial Park Joint Venture as of September 30, 2000 and December 31, 1999 and the results of its operations for the nine months ended September 30, 2000 and 1999 follows.

                                                          September 30,       December 31,
                                Assets                        2000                1999
                                ------                        ----                ----
     Property, net of accumulated depreciation             $ 1,498,498           1,573,886
     Cash                                                      310,653             149,508
     Escrow deposits                                           799,105             694,740
     Other assets                                              293,633             271,914
                                                           -----------          ----------

                           Total assets                    $ 2,901,889           2,690,048
                                                           ===========          ==========

                                        6

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II



(3)  Investment in Joint Ventures, Continued
--------------------------------------------
                                                                                   September 30,       December 31,
                  Liabilities and Partners' Deficiency                                  2000               1999
                  ------------------------------------                                  ----               ----
     Liabilities:
         Mortgage loan                                                             $  5,361,290           5,418,498
         Accounts payable and accrued expenses                                          306,686              74,287
                                                                                   ------------          ----------

                           Total liabilities                                          5,667,976           5,492,785
     Partners' deficiency                                                            (2,766,087)         (2,802,737)
                                                                                   ------------          ----------

                           Total liabilities and partners' deficiency              $  2,901,889           2,690,048
                                                                                   ============          ==========

                                                                                           Nine months ended
                                                                                           -----------------
                                                                                   September 30,       September 30,
                                                                                       2000                 1999
                                                                                       ----                 ----
     Income:
         Rental                                                                         769,384             746,554
         Interest                                                                        12,311              11,212
                                                                                   ------------          ----------

                           Total income                                                 781,695             757,766
                                                                                   ------------          ----------
     Expenses:
         Property operations                                                             95,970              90,824
         Interest                                                                       339,504             344,109
         Depreciation                                                                    75,388              93,445
         Administrative                                                                  59,183              52,959
                                                                                   ------------          ----------

                           Total expenses                                               570,045             581,337
                                                                                   ------------          ----------

                           Net income                                              $    211,650             176,429
                                                                                   ============          ==========
     Allocation of net income:
         The Partnership                                                                105,825              88,215
         RPILP - VI A                                                                   105,825              88,214
                                                                                   ------------          ----------

                           Total                                                   $    211,650             176,429
                                                                                   ============          ==========

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

(4)  Property and Equipment
---------------------------

     In July 1999, a plan was established to dispose of one of the Partnership's properties, Foxhunt Apartments. Therefore, that asset is carried at the lower of depreciated cost or fair value less costs to sell and has not been depreciated during the disposal period. Depreciation of this property not recorded for the three and nine months ended September 30, 2000 was approximately $53,000 and $159,000, respectively. Additionally, the Partnership's Northwind property was subject to a sales plan during the first quarter of 1999. Therefore, $40,000 of depreciation on it was not recorded in the nine months ended September 30, 1999.

(5)  Mortgage Loans Payable
---------------------------

     One of the Partnership's mortgage loans on Northwind Office Park, in the approximate amount of $176,000 at September 30, 2000, matured in 1995. No extension of the maturity has been granted and the loan is currently callable on demand.

(6)  Prior Period Adjustments
-----------------------------

     The net losses for the three and nine month periods ended September 30, 1999 have been corrected to give effect to year-end 1999 adjustments as follows:

                                                              Three months ended            Nine months ended
                                                              September 30, 1999            September 30, 1999
                                                              ------------------            ------------------
              As previously reported                            $     (67,699)                      (314,986)
              Elimination of depreciation expense on
                  Northwind Office Park and Foxhunt
                  held for disposal during the period                  74,500                        114,839
              Correction of other administrative
                  expenses                                             20,000                         20,000
              Correction of repairs and maintenance
                  expense recorded in wrong period                     70,000                          --
              Reduction of minority interest in net
                  loss of consolidated joint venture
                  to reflect actual                                  (170,671)                      (436,736)
                                                                -------------                     ----------

              As restated                                       $     (73,870)                      (616,883)
                                                                =============                     ==========

     The net loss per limited partnership unit increased $.60 to $7.17 for the three months ended September 30, 1999 and $29.29 to $59.84 for the nine months ended September 30, 1999.

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

     Accounts payable and accrued expenses as of September 30, 2000 and December
         31, 1999 include delinquent taxes and interest on Northwind Office Park totaling approximately $252,000 and $228,000, respectively. The result of these delinquencies could be substantial penalties or the potential loss of the property. A range of total loss is not estimable at September 30, 2000.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The improvement in the Partnership's operations discussed below resulted in the generation of approximately $126,000 of cash in the first nine months of 2000, compared to approximately $275,000 of cash used by operations in the first nine months of 1999. The cash from operations and an $87,500 cash distribution from its unconsolidated joint venture investee, net of capital additions and principal payments on mortgage loans, resulted in a cash position of $135,000 at September 30, 2000.

Results of Operations
---------------------

For the third quarter of 2000, the Partnership had a net loss of $44,556 compared to a net loss of $73,870 for the 1999 quarter, an improvement of approximately $29,000. In the first nine months of 2000, the net loss decreased approximately $519,000 from the comparable 1999 period. The results of operations, before consideration of equity in the net income of the unconsolidated joint venture and minority interest in the consolidated joint venture, improved approximately $24,000 in the 2000 third quarter and approximately $540,000 in the first nine months. The primary components of the improvement were as follows:

                                                                    Three months         Nine months
                                                                    ended 9/30/00       ended 9/30/00
                                                                    -------------       -------------
     Income increase (decrease):
         Rental                                                         $ 12,000              203,000
         Interest and other income                                       (15,000)             (30,000)
     Expense decreases (increases):
         Property operations                                              12,000              154,000
         Interest                                                         48,000              121,000
         Depreciation                                                     10,000               92,000
         Administrative                                                  (43,000)                --
                                                                        --------          -----------
                                                                        $ 24,000              540,000
                                                                        ========          ===========

The increase in rental income in the nine month period was generated by a $150,000 increase at Northwind Office Complex and $53,000 at Foxhunt Apartments as both properties realize the benefits of making significant capital improvements in the recent past. However, in the quarter ended September 30, 2000, Foxhunt did experience a small increase in vacancies, partially offsetting a $32,000 increase in Northwind's rental income. Other income decreased in the 2000 periods, principally because of a nonrecurring $25,000 tenant improvement reimbursement received in 1999.

The largest decreases in property operations expense in the three and nine months ended September 30, 2000 were in the replacement costs of noncapitalized items such as carpeting and appliances and related payroll expenses. The reduction in interest costs is due to a decrease in the amortization of deferred mortgage costs. Depreciation expense in the 1999 quarter ($37,592) is related only to the Foxhunt property since the Northwind property was considered held-for-sale at that time. The opposite is true in the 2000 quarter as the Foxhunt property is being actively marketed, while Northwind is no longer being actively marketed; however, marketing of Northwind may resume in the near future. Thus, depreciation expense of $28,053 in the 2000 quarter relates only to Northwind and is not comparable to depreciation expense in the 1999 period. The increase in administrative expenses in the 2000 quarter is attributable to increased professional fees.
                                       10

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

Items 2, 3, 4, 5 and 6       Not applicable
----------------------


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP II


By:    /s/ Joseph M. Jayson                                   March 13, 2001
       -------------------------------                        --------------
        Joseph M. Jayson,                                     Date
        Individual General Partner and
        Principal Financial Officer