Form 10-K405
period 2000-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2001-04-02
CIK 704165

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-11909

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
             (Exact Name of Registrant as specified in its Charter)

       Delaware                                           16-1212761
- -------------------                            ---------------------------------
(State of Formation)                           (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)

                       DOCUMENTS INCORPORATED BY REFERENCE
        See Item 14 for a list of all documents incorporated by reference

                                     PART I
                                     ------

ITEM 1:  BUSINESS
- -----------------

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

         The Partnership's primary business is to own and operate income-producing real property for the benefit of its limited partners. The Partnership presently owns an office complex in Michigan (Northwind Office
Park), and is a partner in three joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina; and an 88.5% interest in Foxhunt Apartments Joint Venture that owned a 250 unit apartment complex in Kettering, Ohio. The latter is a consolidated subsidiary and the property was sold on March 1, 2001. The interest in the Research Triangle Land Joint Venture was also sold in March 2001. All of the other properties are currently being actively marketed for sale. The Partnership sold the Colony of Kettering Apartments, located in Kettering, Ohio in December 1986 and Phase-I of Research Triangle Joint Venture in June 1987.

         The business of the Partnership is not seasonal. The Partnership, as of December 31, 2000, did not directly employ any persons in a full-time position. All regular employees who rendered services on behalf of the Partnership through December 31, 2000 were employees of the Corporate General Partner or its affiliates.

         For the year ended December 31, 2000, Foxhunt accounted for 66% of total Partnership revenue, with Northwind generating 34% of total revenue. In 1999 and 1998, approximately 72% of total Partnership revenue was generated by the Foxhunt Apartments, with the remaining 28% attributed to Northwind.

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

ITEM 2:  PROPERTIES
- -------------------

         As of December 31, 2000, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. At December 31, 2000, Northwind was 90% occupied. The 1999 and 1998 year end occupancy rates were 86% and 67%, respectively.

         There is a 9.75% first mortgage loan on the Northwind property with a balance of $245,000 at December 31, 2000, maturing in December 2002. The 9% second mortgage loan on the property had a balance of $165,000 at December 31, 2000 and matured in September 1995. While no extension of the due date has been granted and the balance is currently payable on demand, the Partnership continues to make monthly principal and interest payments on the loan.

         The Foxhunt Apartments Joint Venture owns an apartment complex located in Kettering, Ohio consisting of 250 units on 14.7 acres of land. The 8.05% first mortgage loan on the property had a balance of $5.95 million at December 31, 2000 and matures in 2009.

         The Research Triangle Industrial Park Joint Venture owns a 117,000 square foot office/warehouse distribution building in Raleigh, North Carolina. The building has been 100% occupied for several years. The first mortgage loan on the property had a balance of $5.34 million at December 31, 2000.

         The Research Triangle Land Joint Venture owns unencumbered land near the site of Research Triangle Industrial Park Joint Venture's building.

ITEM 3:  LEGAL PROCEEDINGS
- --------------------------

         The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case.


ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS - none.
- ------   ----------------------------------------------------

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
- -------  -------------------------------------------------------------

         There is currently no active trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future. As of December 31, 2000, there were 1,133 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA
- --------------------------------

                                                         At or for the year ended December 31,
                                    --------------------------------------------------------------------------------
                                             2000           1999            1998             1997           1996
                                    --------------------------------------------------------------------------------
Balance sheet data
Net rental property                       $4,534,501      4,583,491        4,689,806       4,800,158      5,192,836
Total assets                               4,907,962      5,039,970        5,782,341       5,349,284      5,806,656
Mortgage loans payable                     6,361,767      6,569,638        6,710,685       5,343,052      5,514,863
Partners' equity (deficit)                (3,460,292)    (3,336,480)      (2,815,029)     (1,816,222)    (1,653,694)
                                    ================================================================================
Operating data
Rental income                              2,204,179      1,993,775        1,786,424       1,896,470      1,746,543
Other income                                  76,160        134,745          144,297          89,554         69,542
                                    --------------------------------------------------------------------------------
Total revenue                              2,280,339      2,128,520        1,930,721       1,986,024      1,816,085
                                    --------------------------------------------------------------------------------
Poperty operating costs                    1,284,066      1,434,757        1,535,654       1,015,681        945,519
Depreciation                                 176,647        262,181          215,334         412,446        319,685
Interest expense                             581,572        709,493          960,557         528,571        508,545
Administrative expenses                      489,572        420,104          414,109         383,706        423,182
                                    --------------------------------------------------------------------------------
Total expenses                             2,531,857      2,826,535        3,125,654       2,340,404      2,196,931
                                    --------------------------------------------------------------------------------
Loss before equity in
  unconsolidated joint venture
  operations                                (251,518)      (698,015)      (1,194,933)       (354,380)      (380,846)
Equity in earnings (loss) of
  unconsolidated joint ventures              131,175        122,437           87,609         196,633        (52,873)
Minority interest in consolidated
  venture net loss (income)                   (3,469)        54,127          108,517          (4,781)        14,942
                                    --------------------------------------------------------------------------------
Net loss                                    (123,812)      (521,451)        (998,807)       (162,528)      (418,777)
                                    ================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                         216,778       (173,320)        (797,509)         99,930        117,947
Investing activities                          10,991        176,088          149,240         (16,135)        (5,997)
Financing activities                        (211,321)      (360,043)       1,146,645         (91,516)      (134,753)
                                    --------------------------------------------------------------------------------
Net increase (decrease) in cash               16,448       (357,275)         498,376          (7,721)       (22,803)
                                    ================================================================================
Per limited partnership unit:
Net loss                                     ($12.01)        (50.58)          (96.88)         (15.77)        (40.62)
                                    ================================================================================

                                       4

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

Liquidity and Capital Resources:
- --------------------------------

          In 1998, the mortgage loan on the Foxhunt property was refinanced with a bridge loan that generated approximately $1.2 million of cash. The bridge loan was paid in 1999 with the proceeds from a ten year, 8.05% mortgage loan. The cash from this refinancing activity was used mainly to fund the 1998 and 1999 improvements to the Partnership's properties as described below. In 2000, cash was generated by operations; however, a significant portion of that positive flow reflects a large increase in real estate taxes payable.

         Effective July 1, 1999, management began formally marketing Foxhunt Apartments for sale. On March 1, 2001, the Foxhunt property was sold for cash of $7,600,000. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the proceeds available amounted to approximately $1.1 million. That amount will be distributed to the Partnership and the minority interest after satisfying the remaining net liabilities of Foxhunt. A portion of the cash will be used by the Partnership to satisfy delinquent Northwind liabilities, primarily real estate taxes, and to complete improvements to the Northwind property.

         The Partnership made no distributions to limited partners in 2000, 1999 or 1998. Future distributions will depend on the availability of cash after funding the costs of any necessary improvements to the Northwind property.

Results of Operations:
- ----------------------

         In 1998 and 1999, the Northwind complex underwent extensive capital improvements including carpeting, lights and paint in all common areas, new signage and the addition of a common conference center for use by all tenants. In addition, significant repairs and replacements were commenced at Foxhunt in 1998 and completed in 1999, including expenditures for carpeting common areas and a considerable number of apartments, structural repairs and replacement of appliances. As a result of these improvements, occupancy has improved and total rental income increased more than $200,000 in both 1999 and 2000.

         In 1999, the Partnership's net loss was $477,000 less than the 1998 net loss, due to the aforementioned increase in rental income, as well as decreases in expense. The largest decrease was a 26% drop in interest expense due to the refinancing of Foxhunt's mortgage loan, including the 1998 write-off of a considerable portion of mortgage acquisition costs related to the refinanced Foxhunt mortgage. The fluctuations in depreciation expense are attributable to no depreciation being taken on its Northwind Office Complex in 1998 since this property was then deemed to be "held for sale". Northwind's depreciation resumed as of April 1, 1999; however, depreciation of Foxhunt ceased as of July 1, 1999, the effective date of the property being deemed "held for sale." The $100,000 decrease in property operating costs in 1999 is reflective of a lesser degree of improvements to the properties as compared to 1998.

         In 2000, the results of operations improved more than $400,000, again as a result of increased rental income in excess of $200,000. Over 90% of that increase is attributable to Northwind. where occupancy rose to 90% at December 31, 2000. Other income decreased because of less nonrecurring income than that realized in the previous two years, primarily reimbursements by tenants of build out costs. While property operating costs increased at Northwind in 2000 as improvement projects continued, there were dramatic decreases at Foxhunt in most categories of repairs and replacements. The net result was a $150,000 decrease in these expenses. Interest expense also decreased in 2000, from $709,000 in 1999 to $582,000, as the result of a reduction of more than $100,000 in mortgage acquisition cost amortization. Administrative expenses increased in 2000 primarily due to higher professional fees.

         The Research Triangle Industrial Park Joint Venture had steadily increasing net income during each of the years ended December 31, 2000, 1999 and 1998, as the project is fully occupied and expenses are under control. Thus the partnership's 50% equity in the Venture's net income has also increased during the three year period. Concurrent with the successful results, the Partnership received cash distributions from the Venture of $135,000 in 2000, $330,000 in 1999 and $250,000 in 1998.

         The Foxhunt Joint Venture incurred significant net losses in 1999 and 1998, thus generating a credit to the Partnership's income in those years in the form of the minority interest in the Venture. Since Foxhunt had net income in 2000, the minority interest in that income resulted in a charge to the Partnership's 2000 income.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- -------------------------------------------------------------------

         The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loans on the Partnership's properties are fixed rate and therefore, are not subject to market risk.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

         Listed under Item 14 of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

         As reported on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000, incorporated herein by reference in their entirety: (i) Deloitte & Touche LLP notified the Partnership on January 11, 2000 that its relationship as the principal accountants to audit the Partnership's financial statements had ceased; and (ii) effective January 28, 2000, the Partnership engaged Toski, Schaefer & Co., P.C. as its independent accountants.


                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2000, are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions
Name                                Held with the Company                    Year First Elected to Position
- ----                                ---------------------                    ------------------------------
Joseph M. Jayson                    Chairman of the Board, President                        1979
                                      and Treasurer

Judith P. Jayson                    Vice President and Director                             1979

                                        6

Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 62, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 38 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 38 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 19 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 60, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 29 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION
- -------------------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2000. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, except for an affiliate of the General Partners that owns approximately 5.16%, more than 5% of the Units of Limited Partnership Interests of the Partnership at December 31, 2000. The General Partners, as of December 31, 2000, owned no Units of Limited Partnership Interest.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

         The Partnership's properties are managed by Realmark Corporation, an affiliate of the Partnership's corporate general partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the corporate general partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions".

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

(a)      Consolidated Financial Statements
         ---------------------------------
                                                                                        Page
                                                                                        ----
         Independent Auditors' Report - As of and for the years ended
           December 31, 2000 and 1999                                                    F-1
         Independent Auditors' Report for the year ended
           December 31, 1998                                                             F-2
         Consolidated Balance Sheets as of December 31, 2000 and 1999                    F-3
         Consolidated Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                                              F-4
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2000, 1999, and 1998                                       F-5
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999, and 1998                                             F-6
         Notes to Consolidated Financial Statements                                      F-7

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation                F-15

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K - none
         -------------------

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

                  (c) Property sales agreement with unrelated third-party included with 1996 third quarter Form 10-Q incorporated herein by reference


                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - II


By:      /s/ Joseph M. Jayson                                    April 2, 2001
         -------------------------------------                   -------------
         JOSEPH M. JAYSON,                                            Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                    April 2, 2001
         -------------------------------------                   ---------------
         JOSEPH M. JAYSON,                                            Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                    April 2, 2001
         -------------------------------------                   ---------------
         JUDITH P. JAYSON,                                            Date
         Vive President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited Partnership-II:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership-II and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-II as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 8 to the consolidated financial statements, the Partnership, is involved in a class and derivative lawsuit. The lawsuit alleges claims of mismanagement and improper use of partnership funds by the general partners of the Partnership. The lawsuit seeks, among other things, the liquidation of the Partnership. The possible effect of this contingency is not presently determinable and, therefore, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 23, 2001

INDEPENDENT AUDITORS' REPORT



To the Partners of
Realmark Property Investors Limited Partnership II:


We have audited the accompanying statements of operations, partners' deficit and cash flows of Realmark Property Investors Limited Partnership II (the Partnership) for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to those financial statements, the Partnership's recurring losses from operations and its partners' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10 to those financial statements. Those financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
Buffalo, New York
April 12, 1999

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                           Assets                                               2000              1999
                           ------                                               ----              ----
Property and equipment, at cost (including assets held for
     sale, note 3):
         Land                                                               $    848,015         848,015
         Buildings and improvements                                            9,280,849       9,161,085
         Furniture, fixtures and equipment                                       449,753         441,860
                                                                            ------------    ------------

                                                                              10,578,617      10,450,960
         Less accumulated depreciation                                         6,044,116       5,867,469
                                                                            ------------    ------------

                           Net property and equipment                          4,534,501       4,583,491

Cash and equivalents                                                             157,549         141,101
Accounts receivable, net of allowance for doubtful accounts of
     $21,888 in 2000 and $15,337 in 1999                                          12,137          10,479
Receivable from affiliated parties                                                34,696         126,347
Escrow deposits                                                                   72,500          71,736
Deferred mortgage costs, net of accumulated amortization of
     $10,798 in 2000 and $1,200 in 1999                                           86,385          95,983
Other assets                                                                      10,194          10,833
                                                                            ------------    ------------

                           Total assets                                     $  4,907,962       5,039,970
                                                                            ============    ============

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                                    6,361,767       6,569,638
     Accounts payable and accrued expenses                                       693,122         469,611
     Security deposits and prepaid rents                                         129,649         150,195
                                                                            ------------    ------------

                           Total liabilities                                   7,184,538       7,189,444
                                                                            ------------    ------------

Losses of unconsolidated joint ventures in excess of investment                1,082,153       1,085,462

Minority interest in consolidated joint venture                                  101,563         101,544

Partners' equity (deficit):
     General partners                                                           (264,564)       (260,850)
     Limited partners                                                         (3,195,728)     (3,075,630)
                                                                            ------------    ------------

                           Total partners' equity (deficit)                   (3,460,292)     (3,336,480)
Contingency
                                                                            ------------    ------------

                           Total liabilities and partners' equity           $  4,907,962       5,039,970
                                                                            ============    ============

See accompanying notes to consolidated financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                  Years ended December 31, 2000, 1999 and 1998

                                                                             2000            1999           1998
                                                                             ----            ----           ----
Income:
     Rental                                                               $ 2,204,179      1,993,775      1,786,424
     Interest and other                                                        76,160        134,745        144,297
                                                                          -----------    -----------    -----------

                           Total income                                     2,280,339      2,128,520      1,930,721
                                                                          -----------    -----------    -----------
Expenses:
     Property operations                                                    1,284,066      1,434,757      1,535,654
     Interest                                                                 581,572        709,493        960,557
     Depreciation                                                             176,647        262,181        215,334
     Administrative:
         Affiliated parties                                                   205,962        165,863        173,226
         Other                                                                283,610        254,241        240,883
                                                                          -----------    -----------    -----------

                           Total expenses                                   2,531,857      2,826,535      3,125,654
                                                                          -----------    -----------    -----------

Loss before equity in earnings of joint ventures
     and minority interest in consolidated joint
     venture operations                                                      (251,518)      (698,015)    (1,194,933)

Equity in earnings of joint ventures                                          131,175        122,437         87,609

Minority interest in consolidated joint
     venture operations                                                        (3,469)        54,127        108,517
                                                                          -----------    -----------    -----------

                           Net loss                                       $  (123,812)      (521,451)      (998,807)
                                                                          ===========    ===========    ===========

Net loss per limited partnership unit                                     $    (12.01)        (50.58)        (96.88)
                                                                          ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                                         10,000         10,000         10,000
                                                                          ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2000, 1999 and 1998

                                                                               Limited Partners
                                                                General        ----------------
                                                                Partners      Units        Amount
                                                                --------      -----        ------
Balances at December 31, 1997                                 $ (215,242)       10,000   (1,600,980)

Net loss                                                         (29,964)           --     (968,843)
                                                              ----------    ----------   ----------

Balances at December 31, 1998                                   (245,206)       10,000   (2,569,823)

Net loss                                                         (15,644)           --     (505,807)
                                                              ----------    ----------   ----------

Balances at December 31, 1999                                   (260,850)       10,000   (3,075,630)

Net loss                                                          (3,714)           --     (120,098)
                                                              ----------    ----------   ----------

Balances at December 31, 2000                                 $ (264,564)       10,000   (3,195,728)
                                                              ==========    ==========   ==========

See accompanying notes to consolidated financial statements.
                                       F-5

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998

                                                                                2000         1999          1998
                                                                                ----         ----          ----
Cash flows from operating activities:
     Net loss                                                               $ (123,812)     (521,451)     (998,807)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                    190,793       402,391       552,954
              Equity in earnings of joint venture                             (138,309)     (127,673)      (87,609)
              Minority interest in consolidated joint
                venture operations                                               3,469       (54,127)     (108,517)
              Changes in:
                  Accounts receivable                                           (1,658)         (888)       (6,745)
                  Receivable from affiliates                                    91,651       (47,931)      (78,416)
                  Escrow deposits                                                 (764)      304,097       (98,267)
                  Other assets                                                  (3,909)      (11,378)       17,541
                  Accounts payable and accrued expenses                        219,863      (124,300)       15,654
                  Payable to affiliates                                             --            --       (76,669)
                  Security deposits and prepaid rents                          (20,546)        7,940        71,372
                                                                            ----------    ----------    ----------

                           Net cash provided by (used in)
                               operating activities                            216,778      (173,320)     (797,509)
                                                                            ----------    ----------    ----------
Cash flows from investing activities:
     Additions to property and equipment                                      (124,009)     (153,912)     (100,760)
     Distributions from joint venture                                          135,000       330,000       250,000
                                                                            ----------    ----------    ----------

                           Net cash provided by investing
                               activities                                       10,991       176,088       149,240
                                                                            ----------    ----------    ----------
Cash flows from financing activities:
     Mortgage acquisition costs                                                     --      (107,283)     (220,988)
     Distributions to minority interest in consolidated
         joint venture                                                          (3,450)     (111,713)           --
     Proceeds from mortgage refinancing                                             --     6,000,000     6,000,000
     Principal payments upon refinancing                                            --    (6,000,000)   (4,513,364)
     Principal payments on mortgage loans                                     (207,871)     (141,047)     (119,003)
                                                                            ----------    ----------    ----------

                           Net cash provided by (used in)
                               financing activities                           (211,321)     (360,043)    1,146,645
                                                                            ----------    ----------    ----------

Net increase (decrease) in cash and equivalents                                 16,448      (357,275)      498,376
Cash and equivalents at beginning of year                                      141,101       498,376            --
                                                                            ----------    ----------    ----------

Cash and equivalents at end of year                                         $  157,549       141,101       498,376
                                                                            ==========    ==========    ==========

Cash paid for interest                                                      $  528,462       573,947       562,506
                                                                            ==========    ==========    ==========

See accompanying notes to consolidated financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


(1)  Formation and Operation of Partnership
- -------------------------------------------

     Realmark Property Investors Limited Partnership-II (the Partnership) is a
         Delaware limited partnership formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments.

     In 1982 and 1983, the Partnership sold, through a public offering, 10,000 units of limited partnership interest. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner) who is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership (note 6). The partnership agreement also provides that distribution of funds, revenues, and costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners.

(2)  Summary of Significant Accounting Policies
- -----------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its subsidiary, Realmark/Foxhunt Limited Partnership which owns and operates the Foxhunt Apartments, a 250 unit apartment complex located in Dayton, Ohio, acquired in 1984 for $5,702,520. The Partnership also owns Northwind Office Park.

         In consolidation, all intercompany accounts and transactions have been eliminated.

     (b) Estimates
      ------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     ---------------------------

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, from 5 to 25 years. Significant improvements are capitalized, while expenditures for maintenance and repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the statements of operations.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale of disposition" are no longer depreciated.

     (d) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
     ---------------------------

         Costsincurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgages.

     (f) Unconsolidated Joint Ventures
     ---------------------------------

         The Partnership's investment in Research Triangle Industrial Park West
              Associates Joint Venture and Research Triangle Land Joint Venture are unconsolidated joint ventures which are accounted for on the equity method. These joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

     (g) Minority Interest in Consolidated Joint Venture
     ---------------------------------------------------

         The minority interest in a consolidated joint venture formed to operate Foxhunt Apartments is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses and distributions.

     (h) Rental Income
     -----------------

         Rental income is recognized on the straight line method over the period of the leases. The outstanding leases with respect to rental properties owned are for periods of no more than one year for residential properties and no more than five years for commercial properties. Delinquent residential property rent is not recorded.

     (i) Per Unit Data
     -----------------

         Per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (j)  Fair Value of Financial Instruments
     ----------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2000.

     (k) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2000, net assets for financial reporting purposes were $2,113,000 more than the tax bases of the net assets.

     (l) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

     (m)  Accounting Changes and Developments
     ----------------------------------------

         The Financial Accounting Board (FASB) has issued Statement of
              Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes that SFAS No. 133 will not have a material effect on the Partnership's financial statements.

     (n) Reclassifications
     ---------------------

         Reclassifications have been made to certain 1999 and 1998 balances to conform them to the 2000 presentation.

(3)  Disposal of Rental Property
- --------------------------------

     Since 1992, Partnership has held an 88.5% interest in a consolidated joint venture, Realmark/Foxhunt Limited Partnership ("Foxhunt"). The Partnership acquired its interest by transferring to Foxhunt beneficial title to an apartment complex property in Ohio. The 11.5% minority interest in Foxhunt is owned by Realmark Property Investors Limited Partnership VI-B, a publicly held entity affiliated with the Partnership through common general partners.

     On March 1, 2001, the property was sold to an unaffiliated entity, for $7,600,000. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the proceeds available to the venturers were approximately $1.1 million.

     On a pro forma basis, if the sale of the Foxhunt property had occurred on December 31, 2000, that balance sheet would have shown: an increase in cash and equivalents from $.2 to $1.3 million; decreases in property of $2.4 million and in mortgage loans of $5.95 million; and an increase in minority interest and partnership capital totaling $4.65 million.

     If the property had been sold on January 1, 2000, the pro forma results of operations for the year ended December 31, 2000 would have been a net loss of $151,000 ($15.10 per limited partnership unit) resulting from decreases in revenue and expense of $1,501,000 and $1,471,000, respectively and the elimination of the minority interest. All of the foregoing pro forma operating data is unaudited, excludes the gain on the disposition of the property and simply reflects the elimination of Foxhunt's operating accounts and minority interest from the consolidated historical results.

     In 1998, the Partnership entered into a plan to dispose of the property of Northwind Office Park with a carrying amount of $2,159,032 at December 31, 1998. Northwind Office Park incurred a net loss of $115,275 for the year ended December 31, 1998. Effective April 1, 1999, management discontinued its formal plan to dispose of the property. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 2000, 1999 and 1998 totaled approximately $212,000, $124,000 and $158,000, respectively.

(4)  Investments in Joint Ventures
- ----------------------------------

     (a) Unconsolidated Joint Ventures
     ---------------------------------

         The Partnership has a 50% interest in a joint venture with Realmark
              Property Investors Limited Partnership-II (RPILP-II), an entity affiliated through common general partners. The venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Research Triangle Park, North Carolina. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP-II.

         A summary of the assets, liabilities and partners' equity of Research Triangle Joint Venture as of December 31, 2000 and 1999 and the results of its operations for the years ended December 31, 2000, 1999 and 1998 is as follows.

                            Balance Sheet Information
                            -------------------------
                                                                                               December 31
                                                                                               -----------
                           Assets                                                         2000              1999
                           ------                                                         ----              ----
Property, net of accumulated depreciation                                             $ 1,473,368         1,573,886
Cash and equivalents                                                                       19,187           149,508
Escrow deposits                                                                           779,012           694,740
Other assets                                                                              332,959           271,914
                                                                                      -----------        ----------

                           Total assets                                               $ 2,604,526         2,690,048
                                                                                      ===========        ==========
         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loan payable                                                            $ 5,340,629         5,418,498
     Accounts payable and accrued expenses                                                 60,016            74,287
                                                                                      -----------        ----------

                           Total liabilities                                            5,400,645         5,492,785
                                                                                      -----------        ----------
Partners' equity (deficit):
     The Partnership                                                                   (1,298,644)       (1,301,953)
     RPILP - VI A                                                                      (1,497,475)       (1,500,784)
                                                                                      -----------        ----------

                           Total partners' equity (deficit)                            (2,796,119)       (2,802,737)
                                                                                      -----------        ----------

                           Total liabilities and partners' equity                     $ 2,604,526         2,690,048
                                                                                      ===========        ==========

                              Operating Information
                              ---------------------
                                                                                Years ended December 31,
                                                                                ------------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
Income:
     Rental                                                          $ 1,026,251        1,009,978           962,352
     Other                                                                13,456           11,823             6,985
                                                                     -----------      -----------         ---------

                           Total income                                1,039,707        1,021,801           969,337
                                                                     -----------      -----------         ---------
Expenses:
     Property operations                                                 133,400          135,252           121,596
     Interest                                                            450,766          455,838           457,626
     Depreciation                                                        100,518          103,480           121,355
     Administrative:
         Affiliated parties                                               67,413           63,230            63,652
         Other                                                            10,992            8,655            29,890
                                                                     -----------      -----------         ---------

                           Total expenses                                763,089          766,455           794,119
                                                                     -----------      -----------         ---------

                           Net income                                $   276,618          255,346           175,218
                                                                     ===========      ===========         =========



Allocation of net income:
     The Partnership                                                     138,309          127,673            87,609
     RPILP - VI A                                                        138,309          127,673            87,609
                                                                      ----------       ----------          --------

                           Total                                      $  276,618          255,346           175,218
                                                                      ==========       ==========          ========

A reconciliation of the losses in excess of investment in Research Triangle
     Industrial Park Joint Venture follows:

                                                                         2000             1999              1998
                                                                         ----             ----              ----
     Losses in excess of investment at
         beginning of year                                           $(1,301,953)      (1,099,626)         (937,235)
     Allocated net income                                                138,309          127,673            87,609
     Distribution from joint venture                                    (135,000)        (330,000)         (250,000)
                                                                     -----------       ----------        ----------

     Losses in excess of investment at
         end of year                                                 $(1,298,644)      (1,301,953)       (1,099,626)
                                                                     ===========       ==========        ==========

         Since 1992, the Partnershiphas had a 50% interest in the Research
              Triangle Land Joint Venture. The only activity of the venture has been the payment of administrative costs, which have been funded by capital contributions. The Partnership's share of expenses was approximately $5,000 in each of 2000, 1999 and 1998. The Partnership's equity in the venture was $216,491 at both December 31, 2000 and 1999, which is included in losses of unconsolidated joint ventures in excess of investment on the balance sheet. In March 2001, the interest in this venture was sold for $242,000.


(b)  Minority Interest in Consolidated Joint Venture
- ----------------------------------------------------

         A reconciliation of the minority interest share in the Foxhunt Joint
              Venture is as follows:

              Balance at December 31, 1997                             $    375,901
              Allocated income                                             (108,517)
                                                                       ------------

              Balance at December 31, 1998                                  267,384

              Distributions                                                (111,713)
              Allocated loss                                                (54,127)
                                                                       ------------

              Balance at December 31, 1999                                  101,544

              Distributions                                                  (3,450)
              Allocated income                                                3,469
                                                                       ------------

              Balance at December 31, 2000                             $    101,563
                                                                       ============

                                      F-12

(5)  Mortgages Payable
- ----------------------

     Mortgage loans payable are as follows:

                                                                                               Balance
                                                                       Total                 December 31,
                                         Interest                     monthly                ------------
           Property collateral             rate      Maturity         payment          2000               1999
           -------------------             ----      --------         -------          ----               ----
         Northwind Office Park             9.75%       2002          $ 12,305      $   245,516           362,944
         Northwind Office Park             9.00%      Demand            4,779          165,878           206,694
         Foxhunt Apartments                8.05%       2009            44,235        5,950,373         6,000,000
                                                                       ======      -----------         ---------

                                                                                   $ 6,361,767         6,569,638
                                                                                   ===========         =========

     The aggregate maturities of mortgages for each of the five years following
         2000 and thereafter, assuming principal payments are not accelerated, are as follows:

                           2001                                                       $   349,054
                           2002                                                           174,377
                           2003                                                            63,132
                           2004                                                            68,406
                           2005                                                            74,120
                           Thereafter                                                   5,632,678
                                                                                      -----------

                                                                                      $ 6,361,767
                                                                                      ===========

(6)  Related Party Transactions
- -------------------------------

     The corporate general partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2000              1999              1998
                                                                         ----              ----              ----
         Property management fees based on a percent-
              age (generally 5%) of the rental income                  $ 111,513          100,939            91,032

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items.                          94,449           64,924            82,194
                                                                       ---------         --------          --------

                                                                       $ 205,962          165,863           173,226
                                                                       =========         ========          ========

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's statements of operations. Receivables from affiliated parties are payable on demand and bear interest at 11%.

Loan Placement Fees
- -------------------

     In connection with the refinancing of the mortgage payable for the Foxhunt
         Apartments, the Partnership incurred loan placement fees of $60,000 in each of 1999 and 1998. The fee is calculated as 1% of the mortgage loan amount and is payable to an affiliate of the general partners. No such fees were paid during the year ended December 31, 2000.

(7)  Leases
- -----------

     All residential property rental agreements are for a duration of one year or less. In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 5 years. Future rentals to be received on noncancelable operating leases with terms of more than one year are as follows:

                           2001                                      $ 694,166
                           2002                                        478,125
                           2003                                        253,895
                           2004                                         69,703
                           2005                                         15,745
                                                                   ===========

     (8) Contingencies
     -----------------

     (a) Litigation
      -------------

         The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case. The possible effect of this contingency is not presently determinable and, therefore, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     (b) Accounts Payable and Accrued Expenses
     -----------------------------------------

         Included in accounts payable and accrued expenses on the balance sheet as of December 31, 2000 are delinquent taxes and interest on Northwind Office Park for the years 1997 through 2000, totaling approximately $327,000. The result of these delinquencies could be substantial penalties or the potential loss of the property. A range of total loss is not estimable at December 31, 2000. On February 28, 2001, the 1997 delinquent taxes and interest, totaling $92,558, were paid.

                                                                                                                Schedule III
                                                                                                                ------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                                December 31, 2000

                                                                                                 Gross amounts at which
                                                                 Cost                          carried at close of period
                                       Initial Cost to        capitalized                      --------------------------
                                         Partnership          subsequent                              Buildings
 Property                       ---------------------------       to                                     and
description      Encumbrances       Land        Buildings     acquisition  Retirements     Land      improvements      Total
- -----------      ------------   ------------   ------------   -----------  -----------     ----      ------------      -----
Northwind
Office Park
E. Lansing, Ml     $ 411,394       460,515       3,415,895      739,326            --      460,515    4,155,221      4,615,736

Foxhunt
Apartments
Dayton, OH         5,950,373       387,500       4,890,020      235,608            --      387,500    5,125,628      5,513,128
                 -----------    ----------     -----------    ---------     ---------    ---------   ----------    -----------

                 $ 6,361,767       845,015       8,305,915      974,934            --      848,015    9,280,849     10,128,864
                 ===========    ==========     ===========    =========     =========    =========   ==========    ===========

Research
Triangle JV
Research
Triangle, NC       5,340,629       750,612       4,920,738        9,329      (412,500)     338,112    4,930,067      5,268,179

Research Triangle
Land JV
Research
Triangle, NC              --       412,500              --       20,484            --      432,984           --        432,984
                 -----------    ----------     -----------    ---------     ---------    ---------   ----------    -----------

                 $ 5,340,629     1,163,112       4,920,738       29,813      (412,500)     771,096    4,930,067      5,701,163
                 ===========    ==========     ===========    =========     =========    =========   ==========    ===========

(TABLE RESTUBBED)
                                                              Life on which
                                                               depreciation
                                                                in latest
                                                                statement
                     Accumulated      Date of      Date       of operations
                     Depreciation  construction  acquired      is computed
                     ------------  ------------  --------     -------------
Northwind
Office Park
E. Lansing, Ml       2,530,690          1973       12/83        25 years

Foxhunt
Apartments
Dayton, OH           3,083,020          1972        2/84        25 years
                  ------------
                     5,613,710
                  ============
Research
Triangle JV
Research
Triangle, NC         3,794,811          1985       12/83        25 years

Research Triangle
Land JV
Research
Triangle, NC                --            --        8/92              --
                  ------------          ====       =====        ========
                     3,794,811
                  ============

                                      F-15

                                                                                               Schedule III, Cont.
                                                                                               -------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                                December 31, 2000

(1)  Cost for Federal income tax purposes is $10,128,864

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2000, 1999 and 1998 follows:

                                                                                   Partnership Properties
                                                                    -----------------------------------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
     Balance at beginning of year                                   $ 10,009,100        9,857,401         9,771,288
     Additions                                                           119,764          151,699            86,113
                                                                    ------------     ------------       -----------

     Balance at end of year                                           10,128,864       10,009,100         9,857,401
                                                                    ============     ============       ===========

                                                                                  Joint Venture Properties
                                                                    -----------------------------------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----

     Balance at beginning of year                                   $  5,701,163        5,701,163         5,701,163
     Additions                                                                --               --                --
                                                                    ------------     ------------       -----------

     Balance at end of year                                         $  5,701,163        5,701,163         5,701,163
                                                                    ============     ============       ===========

(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2000, 1999 and 1998 follows:

                                                                                  Partnership Properties
                                                                 --------------------------------------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----
     Balance at beginning of year                                $     5,437,852        5,180,777         4,971,130
     Depreciation expense                                                175,858          212,562           209,647
                                                                 ---------------     ------------      ------------

     Balance at end of year (4)                                  $     5,613,710        5,393,339         5,180,777
                                                                 ===============     ============      ============

                                                                                  Joint Venture Properties
                                                                 --------------------------------------------------
                                                                         2000             1999              1998
                                                                         ----             ----              ----

     Balance at beginning of year                                $     3,694,293        3,590,813         3,469,458
     Depreciation expense                                                100,518          103,480           121,355
                                                                 ---------------     ------------        ----------

     Balance at end of year (4)                                  $     3,794,811        3,694,293         3,590,813
                                                                 ===============     ============        ==========

(4)  Balance applies entirely to buildings.