Form 10-Q
period 2001-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2001-05-15
CIK 704165

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2001

Commission File Number: 0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                        16-1212761
-----------------------                    ---------------------------------
(State of organization)                    (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                                                              March 31,            December 31,
                                                                                2001                   2000
                                                                          ----------------      ----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale in 2001                      $4,629,099            10,578,617
Less accumulated depreciation                                                   2,531,480             6,044,116
                                                                          ----------------      ----------------
                                                                                2,097,619             4,534,501
Cash and equivalents                                                            1,220,790               157,549
Other assets                                                                       62,415               215,912
                                                                          ----------------      ----------------
     Total assets                                                              $3,380,824             4,907,962
                                                                          ================      ================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                            369,392             6,361,767
Accounts payable and accrued expenses                                             371,571               693,122
Other liabilities                                                                  70,801               129,649
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                    1,244,942             1,082,153
Minority interest in consolidated joint venture                                   511,626               101,563
Partners' equity (deficit)                                                        812,492            (3,460,292)
                                                                          ----------------      ----------------
     Total liabilities and partners' equity                                    $3,380,824             4,907,962
                                                                          ================      ================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                                                               Three months ended March 31,
                                                                          --------------------------------------
                                                                                 2001                  2000
                                                                          ----------------      ----------------
Rental income                                                                    $446,356               582,562
Other income                                                                       16,594                18,042
                                                                          ----------------      ----------------
     Total income                                                                 462,950               600,604
                                                                          ----------------      ----------------
Property operating costs                                                          289,633               293,704
Depreciation                                                                           --                48,126
Administrative expense - affiliates                                                48,635                54,274
Other administrative expense                                                       66,307                63,776
Interest                                                                           90,605               137,521
                                                                          ----------------      ----------------
     Total expenses                                                               495,180               597,401
                                                                          ----------------      ----------------
Operating income (loss)                                                           (32,230)                3,203
Gain on sale of property of consolidated joint venture                          4,765,442                    --
Minority interest in consolidated joint venture net income                       (546,503)               (6,907)
Equity in earnings of joint venture                                                53,702                34,195
Gain on sale of joint venture interest                                             32,373                    --
                                                                          ----------------      ----------------
     Net income                                                                $4,272,784                30,491
                                                                          ================      ================
Net income per limited partnership unit                                           $414.46                  2.96
                                                                          ================      ================
Weighted average limited partnership units outstanding                             10,000                10,000
                                                                          ================      ================


                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                Three months ended March 31,
                                                                          --------------------------------------
                                                                                 2001                  2000
                                                                          ----------------      ----------------
Operating activities:
     Net income                                                                 4,272,784                30,491
     Adjustments:
       Depreciation and amortization                                                   --                50,526
       Net nonoperating gains                                                  (4,305,014)                   --
       Other, principally changes in other assets and liabilities                 (97,244)              (27,049)
                                                                          ----------------      ----------------
          Net cash provided (used) by operating activities                       (129,474)               53,968
                                                                          ----------------      ----------------
Investing activities:
     Additions to property and equipment                                           (5,470)              (46,291)
     Net proceeds from sale of property and joint venture interest              7,327,000                    --
     Other                                                                             --                35,000
                                                                          ----------------      ----------------
          Net cash provided (used) by investing activities                      7,321,530               (11,291)
                                                                          ----------------      ----------------
Financing activities:
     Principal payments on mortgage loans                                      (5,992,375)              (50,240)
     Distribution to minority interest in consolidated venture                   (136,440)                   --
                                                                          ----------------      ----------------
          Net cash provided (used) by financing activities                     (6,128,815)              (50,240)
                                                                          ----------------      ----------------
Net increase (decrease) in cash and equivalents                                 1,063,241                (7,563)
Cash and equivalents at beginning of period                                       157,549               141,101
                                                                          ----------------      ----------------
Cash and equivalents at end of period                                          $1,220,790               133,538
                                                                          ================      ================


                          Notes to Financial Statements

                   Three months ended March 31, 2001 and 2000

Organization
------------

Realmark Property Investors Limited Partnership-II (the Partnership) was formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 2000 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

Property and Equipment
----------------------

At December 31, 2000, the Partnership owned an office complex in Michigan (Northwind Office Park), and was a partner in three joint ventures. It had, and still has, a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership VI-A (RPILP VI-A), an entity affiliated through common general partners. It also had a 50% interest in Research Triangle Land Joint Venture, which was sold in March 2001 for $242,000, resulting in a $32,000 net gain. Finally, it had an 88.5% interest in Foxhunt Apartments Joint Venture, a consolidated subsidiary, that owned a 250 unit apartment complex. The other 11.5% interest was owned by Realmark Property Investors Limited Partnership VI-B, also an entity affiliated through common general partners. The Foxhunt property had been the subject of a plan of disposal since July 1999 and was sold on March 1, 2001 to an unaffiliated entity, for $7,600,000. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the net proceeds were approximately $1.1 million.

On a pro forma basis, if the sale of the Foxhunt property had occurred on December 31, 2000, that balance sheet would have shown: an increase in cash and equivalents from $.2 to $1.3 million; decreases in property of $2.4 million and in mortgage loans of $5.94 million; and an increase in minority interest and partnership capital totaling $4.65 million.

If the property had been sold on January 1, 2000, the pro forma results of operations for the three months ended March 31, 2000 would have been an operating loss of $60,000 resulting from decreases in revenue and expense of $402,000 and $339,000, respectively. For the three months ended March 31, 2001, the pro forma operating results would have been a net loss of $19,000, resulting from decreases in revenue and expense of $253,000 and $266,000, respectively. All of the foregoing pro forma operating data excludes the gain on the disposition of the property and the other nonoperating items.

All of the Partnership's properties are being actively marketed for sale. Depreciation of properties not recorded during the three months ended March 31, 2001 and 2000 was approximately $70,000 and $45,000, respectively.

Contingency
-----------
The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                               Balance Sheet Information
                               -------------------------
                                                                                  March 31,           December 31,
                                                                                    2001                  2000
                                                                            ------------------    -----------------
            Net property, held for sale at March 31                                $1,473,368            1,473,368
            Cash and equivalents                                                      350,294               19,187
            Escrow deposits                                                           768,832              779,012
            Other assets                                                              343,225              332,959
                                                                            ------------------    -----------------
                 Total assets                                                      $2,935,719            2,604,526
                                                                            ==================    =================
            Liabilities:
                 Mortgage loan payable                                              5,318,370            5,340,629
                 Deferred income                                                      241,349                   --
                 Accounts payable and accrued expenses                                 64,715               60,016
                                                                            ------------------    -----------------
                                                                                    5,624,434            5,400,645
                                                                            ------------------    -----------------
            Partners' deficit:
                 The Partnership                                                   (1,244,942)          (1,298,644)
                 RPILP VI-A                                                        (1,443,773)          (1,497,475)
                                                                            ------------------    -----------------
                                                                                   (2,688,715)          (2,796,119)
                                                                            ------------------    -----------------
                 Total liabilities and partners' deficit                           $2,935,719            2,604,526
                                                                            ==================    =================

                                 Operating Information
                                 ---------------------
                                                                                  Three months ended March 31,
                                                                                  ----------------------------
                                                                                    2001                  2000
                                                                            ------------------    -----------------
            Rental income                                                            $218,620              213,747
            Other                                                                      46,641               43,276
                                                                            ------------------    -----------------
                 Total income                                                         265,261              257,023
                                                                            ------------------    -----------------
            Property operating costs                                                   28,984               29,089
            Depreciation                                                                   --               25,129
            Interest                                                                  109,880              113,342
            Administrative                                                             18,993               21,073
                                                                            ------------------    -----------------
                 Total expenses                                                       157,857              188,633
                                                                            ------------------    -----------------
                 Net income                                                          $107,404               68,390
                                                                            ==================    =================
            Allocation of net income:
                 The Partnership                                                       53,702               34,195
                 RPILP VI-A                                                            53,702               34,195
                                                                            ------------------    -----------------
                                                                                     $107,404               68,390
                                                                            ==================    =================

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 138 and 133, which concern accounting for derivative instruments and hedging activities became effective for the Partnership on January 1, 2001 and did not have any effect on the Partnership's financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The sales of the Foxhunt property and the investment in the Research Triangle land venture in the first quarter of 2001 significantly improved the Partnership's liquidity. At March 1, 2001, the balance of cash and equivalents was $1.2 million. Any amounts available for distribution to partners will be determined after resolution of issues regarding the Partnership's liabilities at March 31, 2001.

Results of Operations
---------------------

As previously indicated, the pro forma operating losses for the three month periods ended March 31, 2001 and 2000, were $19,000 and $60,000, respectively. These pro forma losses exclude the operating results of the Foxhunt property and do not consider nonoperating items such as sale gains and equity in joint venture transactions. Therefore, the pro forma results include the operations of the Partnership and its remaining property, Northwind Office Park. The primary reason for the decrease in 2001 is that the 2000 period includes $48,000 of depreciation, while the 2001 period includes none. The occupancy rate at Northwind was approximately 82% during the 2001 first quarter, down from approximately 88% in the 2000 quarter. That decrease was offset by higher rates on new leases, resulting in a 4% increase in total Northwind income in the three months ended March 31, 2001. In the 2001 quarter, expenses increased principally due to higher professional fees and administrative office rental.

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


                           PART II - OTHER INFORMATION
                                     -----------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

The Partnership reported the sale of the Foxhunt Apartment property under item 2 of Form 8-K, filed on March 15, 2001.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP II


              May 15, 2001                   /s/ Joseph M. Jayson
           ------------------                -----------------------------------
                  Date                       Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer