Form 10-Q
period 2001-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2001-08-14
CIK 704165

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2001

Commission File Number: 0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
             ------------------------------------------------------
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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Part I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

                                     Condensed Consolidated Balance Sheets
                                     -------------------------------------

                                                                               June 30,            December 31,
                                                                                 2001                  2000
                                                                          ----------------      ----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale in 2001                      $4,695,419            10,578,617
Less accumulated depreciation                                                   2,531,480             6,044,116
                                                                          ----------------      ----------------
                                                                                2,163,939             4,534,501
Cash and equivalents                                                              902,075               157,549
Other assets                                                                      161,988               215,912
                                                                          ----------------      ----------------
     Total assets                                                              $3,228,002             4,907,962
                                                                          ================      ================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                            326,514             6,361,767
Accounts payable and accrued expenses                                             122,317               693,122
Other liabilities                                                                 108,890               129,649
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                    1,166,736             1,082,153
Minority interest in consolidated joint venture                                   530,525               101,563
Partners' equity (deficit)                                                        973,020            (3,460,292)
                                                                          ----------------      ----------------
     Total liabilities and partners' equity                                    $3,228,002             4,907,962
                                                                          ================      ================

                                     Condensed Consolidated Statements of Operations
                                     -----------------------------------------------


                                                            Three months ended June 30,           Six months ended June 30,
                                                        --------------------------------     --------------------------------
                                                               2001            2000                2001              2000
                                                        ---------------- ---------------     -------------    ---------------
Rental income                                                  $153,379         550,735           599,735          1,118,297
Other income                                                     37,445          15,745            54,039             33,787
                                                        ---------------- ---------------     -------------    ---------------
     Total income                                               190,824         566,480           653,774          1,152,084
                                                        ---------------- ---------------     -------------    ---------------
Property operating costs                                        173,701         355,240           463,334            648,944
Depreciation                                                          -          56,561                 -            104,687
Administrative expense - affiliates                              31,430          55,853            80,065            110,127
Other administrative expense                                     24,639          46,244            90,946             95,020
Interest                                                          9,495         174,875           100,100            312,396
                                                        ---------------- ---------------     -------------    ---------------
     Total expenses                                             239,265         688,773           734,445          1,271,174
                                                        ---------------- ---------------     -------------    ---------------
Operating income (loss)                                         (48,441)       (122,293)          (80,671)          (119,090)
Gain on sale of property of
     consolidated joint venture                                       -               -         4,765,442                  -
Minority interest in consolidated
      joint venture net loss (income)                                 -           1,314          (546,503)            (5,593)
Equity in earnings of joint ventures                            208,556          37,620           295,044             71,815
                                                        ---------------- ---------------     -------------    ---------------
     Net income (loss)                                         $160,115         (83,359)        4,433,312            (52,868)
                                                        ================ ===============     =============    ===============
Net income (loss) per limited partnership unit                   $15.53          ($8.09)          $430.03             ($5.13)
                                                        ================ ===============     =============    ===============
Weighted average limited partnership units                       10,000          10,000            10,000             10,000
                                                        ================ ===============     =============    ===============


                                     Condensed Consolidated Statements of Cash Flows
                                     -----------------------------------------------

                                                                                    Six months ended June 30,
                                                                                -------------------------------
                                                                                       2001            2000
                                                                                ------------------ ------------
Operating activities:
     Net income (loss)                                                                 4,433,312       (52,868)
     Adjustments:
       Depreciation and amortization                                                           -       109,487
       Net nonoperating gains                                                         (4,513,983)            -
       Other, principally changes in other assets and liabilities                       (362,189)       (6,883)
                                                                                ------------------ ------------
          Net cash provided (used) by operating activities                              (442,860)       49,736
                                                                                ------------------ ------------
Investing activities:
     Additions to property and equipment                                                 (66,320)      (52,541)
     Net proceeds from sale of property                                                7,327,000             -
     Distribution from joint venture                                                      79,500        80,000
                                                                                ------------------ ------------
          Net cash provided (used) by investing activities                             7,340,180        27,459
                                                                                ------------------ ------------
Financing activities:
     Principal payments on mortgage loans                                             (6,035,253)     (111,466)
     Distribution to minority interest in consolidated venture                          (117,541)            -
                                                                                ------------------ ------------
          Net cash provided (used) by financing activities                            (6,152,794)     (111,466)
                                                                                ------------------ ------------
Net increase (decrease) in cash and equivalents                                          744,526       (34,271)
Cash and equivalents at beginning of period                                              157,549       141,101
                                                                                ------------------ ------------
Cash and equivalents at end of period                                                   $902,075       106,830
                                                                                ================== ============

                          Notes to Financial Statements
                             June 30, 2001 and 2000

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

Property and Equipment
----------------------

At December 31, 2000, the Partnership owned an office complex in Michigan (Northwind Office Park), and was a partner in three joint ventures. It had, and still has, a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership VI-A (RPILP VI-A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture. It was reported in the Partnership's Form 10-Q for the first quarter of 2001, that the Partnership had sold its interest in the land venture in March 2001 for $242,000, resulting in a $32,000 net gain. In fact, the Venture had sold a portion of its land, with a gain of $202,000 allocated to the Partnership. The $170,000 increase in the recorded gain is included in the Partnership's equity in earnings of joint ventures for the second quarter.

Finally, the Partnership had an 88.5% interest in Foxhunt Apartments Joint Venture, a consolidated subsidiary, that owned a 250 unit apartment complex. The other 11.5% interest was owned by Realmark Property Investors Limited Partnership VI-B, also an entity affiliated through common general partners. The Foxhunt property had been the subject of a plan of disposal since July 1999 and was sold for $7,600,000 on March 1, 2001 to an unaffiliated entity. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the net proceeds were approximately $1.1 million.

On a pro forma basis, if the sale of the Foxhunt property had occurred on December 31, 2000, that balance sheet would have shown: an increase in cash and equivalents from $.2 to $1.3 million; decreases in property of $2.4 million and in mortgage loans of $5.94 million; and an increase in minority interest and partnership capital totaling $4.65 million.

If the property had been sold on January 1, 2000, the pro forma results of operations for the three months ended June 30, 2000 would have been an operating loss of $111,000 resulting from decreases in revenue and expense of $388,000 and $399,000, respectively. For the six months ended June 30, 2000, the pro forma operating results would have been a net loss of $168,000, resulting from decreases in revenue and expense of $788,000 and $739,000, respectively. The pro forma results for the six months ended June 30, 2001 would have been a $67,000 operating loss, resulting from decreases in revenue and expenses of $253,000 and $266,000, respectively. All of the foregoing pro forma operating data excludes the gain on the disposition of the property and the other nonoperating items.

All of the Partnership and venture properties are being actively marketed for sale. Depreciation of the Northwind property not recorded during the three and six month periods ended June 30, 2001 was approximately $50,000 and $100,000, respectively.

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

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

            Balance Sheet Information
            -------------------------
                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                            ------------------    -----------------
            Net property, held for sale at June 30                                 $1,473,368            1,473,368
            Cash and equivalents                                                      217,618               19,187
            Escrow deposits                                                           813,074              779,012
            Other assets                                                              299,719              332,959
                                                                            ------------------    -----------------
                 Total assets                                                      $2,803,779            2,604,526
                                                                            ==================    =================
            Liabilities:
                 Mortgage loan payable                                              5,298,026            5,340,629
                 Deferred income                                                      199,624                    -
                 Accounts payable and accrued expenses                                 76,578               60,016
                                                                            ------------------    -----------------
                                                                                    5,574,228            5,400,645
                                                                            ------------------    -----------------
            Partners' deficit:
                 The Partnership                                                   (1,285,809)          (1,298,644)
                 RPILP VI-A                                                        (1,484,640)          (1,497,475)
                                                                            ------------------    -----------------
                                                                                   (2,770,449)          (2,796,119)
                                                                            ------------------    -----------------
                 Total liabilities and partners' deficit                           $2,803,779            2,604,526
                                                                            ==================    =================

               Operating Information
               ---------------------
                                              Three months ended June 30,               Six months ended June 30,
                                          ----------------------------------       ---------------------------------
                                              2001                  2000               2001                 2000
                                          ------------         -------------       ------------        -------------
          Rental income                      $218,620               220,900            437,240              434,647
          Other                                49,037                43,474             95,678               86,750
                                          ------------         -------------       ------------        -------------
               Total income                   267,657               264,374            532,918              521,397
                                          ------------         -------------       ------------        -------------
          Property operating costs             30,177                34,388             59,161               63,477
          Depreciation                              -                25,130                  -               50,259
          Interest                            110,241               112,579            220,121              225,921
          Administrative                       49,973                17,037             68,966               38,110
                                          ------------         -------------       ------------        -------------
               Total expenses                 190,391               189,134            348,248              377,767
                                          ------------         -------------       ------------        -------------
               Net income                     $77,266                75,240            184,670              143,630
                                          ============         =============       ============        =============
          Allocation of net income:
               RPILP II                        38,633                37,620             92,335               71,815
               RPILP VI-A                      38,633                37,620             92,335               71,815
                                          ------------         -------------       ------------        -------------
                                              $77,266                75,240            184,670              143,630
                                          ============         =============       ============        =============

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------


Liquidity and Capital Resources
-------------------------------

The sales of the Foxhunt property and a portion of the Research Triangle land in the first quarter of 2001 significantly improved the Partnership's liquidity. At June 30, 2001, the balance of cash and equivalents was approximately $900,000, sufficient to pay the minority interest of $530,000 in Foxhunt and to fund the immediate cash needs of Northwind. Any amounts available for distribution to partners will be determined later in the current year.

Results of Operations
---------------------

As previously indicated, the pro forma operating losses for the six month periods ended June 30, 2001 and 2000, were $67,000 and $168,000, respectively. These pro forma losses exclude the operating results of the Foxhunt property and do not consider nonoperating items such as sale gains and equity in joint venture transactions. Therefore, the pro forma results include the operations of the Partnership and its remaining property, Northwind Office Park. The primary reason for the decrease in the loss in 2001 is that the 2000 period includes $103,000 of depreciation, while the 2001 period includes none. At Northwind, the last wholly-owned property of the Partnership, rental income was down $7,000 in the 2001 second quarter, from the 2000 quarter. In the six month period, 2001 rental income was about the same as the comparable 2000 period. There were decreases in payroll and repairs and maintenance expense in the 2001 periods, leading to an improvement in Northwind's net results of $17,000 in the 2001 second quarter and $13,000 in the six months ended June 30, 2001.


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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP II


             August 14, 2001                    /s/ Joseph M. Jayson
             ---------------                    --------------------------------
                  Date                          Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer