Form 10-Q
period 2001-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2001-11-14
CIK 704165

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001

Commission File Number: 0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                           16-1212761
--------------------------                    ----------------------------------
 (State of organization)                      (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
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

                                     Condensed Consolidated Balance Sheets
                                     -------------------------------------

                                                                            September 30,          December 31,
                                                                                 2001                  2000
                                                                          -----------------     -----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale in 2001                       $4,695,419            10,578,617
Less accumulated depreciation                                                    2,531,480             6,044,116
                                                                          -----------------     -----------------
                                                                                 2,163,939             4,534,501
Cash and equivalents                                                               278,276               157,549
Other assets                                                                       169,935               215,912
                                                                          -----------------     -----------------
     Total assets                                                               $2,612,150             4,907,962
                                                                          =================     =================
        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                             282,686             6,361,767
Accounts payable and accrued expenses                                              147,969               693,122
Other liabilities                                                                   94,659               129,649
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                     1,138,286             1,082,153
Minority interest in consolidated joint venture                                          -               101,563
Partners' equity (deficit)                                                         948,550            (3,460,292)
                                                                                                -----------------
                                                                          -----------------
     Total liabilities and partners' equity                                     $2,612,150             4,907,962
                                                                          =================     =================



                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                                                           Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                         ---------------------------------    ---------------------------------
                                                                 2001            2000               2001               2000
                                                         ------------------  -------------    --------------    ---------------
Rental income                                                    $219,374         520,702           819,109          1,638,999
Other income                                                        9,225          24,842            63,264             58,629
                                                         ------------------  -------------    --------------    ---------------
     Total income                                                 228,599         545,544           882,373          1,697,628
                                                         ------------------  -------------    --------------    ---------------
Property operating costs                                          177,016         358,501           640,350          1,007,445
Depreciation                                                            -          28,053                 -            132,740
Administrative expense - affiliates                                39,940          47,992           120,005            158,119
Other administrative expense                                       67,094          55,499           158,040            150,519
Interest                                                            7,467         133,527           107,567            445,923
                                                         ------------------  -------------    --------------    ---------------
     Total expenses                                               291,517         623,572         1,025,962          1,894,746
                                                         ------------------  -------------    --------------    ---------------
Operating income (loss)                                           (62,918)        (78,028)         (143,589)          (197,118)
Gain on sale of property                                                -               -         4,765,442                  -
Minority interest in consolidated
      joint venture net loss (income)                                   -            (538)         (546,503)            (6,131)
Equity in earnings of joint ventures                               38,449          34,010           333,492            105,825
                                                         ------------------  -------------    --------------    ---------------
     Net income (loss)                                           ($24,469)        (44,556)        4,408,842            (97,424)
                                                         ==================  =============    ==============    ===============
Net income (loss) per limited partnership unit                     ($2.37)         ($4.32)          $427.66             ($9.45)
                                                         ==================  =============    ==============    ===============
Weighted average limited partnership units                         10,000          10,000            10,000             10,000
                                                         ==================  =============    ==============    ===============

                                       2

                          Condensed Consolidated Statements of Cash Flows
                          -----------------------------------------------

                                                                                    Nine months ended September 30,
                                                                                 --------------------------------------
                                                                                        2001               2000
                                                                                 --------------------  ----------------
Operating activities:
     Net income (loss)                                                                    4,408,842            (97,424)
     Adjustments:
       Depreciation and amortization                                                              -            143,335
       Gain on sale of property                                                          (4,765,442)                 -
       Minority interest in earnings of consolidated joint venture                          546,503              6,131
       Equity in earnings of joint ventures                                                (333,492)          (105,825)
       Other, principally changes in other assets and liabilities                          (418,686)           180,409
                                                                                 -------------------   ----------------
          Net cash provided (used) by operating activities                                 (562,275)           126,626
                                                                                 -------------------   ----------------
Investing activities:
     Additions to property and equipment                                                    (66,320)           (62,431)
     Proceeds from sale of Foxhunt                                                        7,084,969                  -
     Distribution from joint ventures                                                       391,500             87,500
                                                                                 -------------------   ----------------
          Net cash provided (used) by investing activities                                7,410,149             25,069
                                                                                 -------------------   ----------------
Financing activities:
     Principal payments on mortgage loans                                                (6,079,081)          (154,136)
     Distribution to minority interest in consolidated venture                             (648,066)            (3,450)
                                                                                 -------------------   ----------------
          Net cash provided (used) by financing activities                               (6,727,147)          (157,586)
                                                                                 -------------------   ----------------
Net increase (decrease) in cash and equivalents                                             120,727             (5,891)
Cash and equivalents at beginning of period                                                 157,549            141,101
                                                                                 -------------------   ----------------
Cash and equivalents at end of period                                                      $278,276            135,210
                                                                                 ===================   ================

                          Notes to Financial Statements

                           September 30, 2001 and 2000

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

Property and Equipment
----------------------

At December 31, 2000, the Partnership owned an office complex in Michigan (Northwind Office Park), and was a partner in three joint ventures. It had, and still has, a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership VI-A (RPILP VI-A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture. In 2001, the Venture sold a portion of its land, with a gain of $202,000 allocated to the Partnership.

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

If the property had been sold on January 1, 2000, the pro forma results of operations for the three months ended September 30, 2000 would have been an operating loss of $82,000 resulting from decreases in revenue and expense of $379,000 and $375,000, respectively. For the nine months ended September 30, 2000, the pro forma operating results would have been a net loss of $250,000, resulting from decreases in revenue and expense of $1,167,000 and $1,114,000, respectively. The pro forma results for the nine months ended September 30, 2001 would have been a $118,000 operating loss, resulting from decreases in revenue and expenses of $257,000 and $283,000, respectively. All of the foregoing pro forma operating data excludes the gain on the disposition of the property and the other nonoperating items.

All of the Partnership and venture properties are being actively marketed for sale. Depreciation of the Northwind property not recorded during the three and nine month periods ended September 30, 2001 was approximately $45,000 and $130,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                    Balance Sheet Information
                    -------------------------
                                                                   September 30,         December 31,
                                                                        2001                 2000
                                                                 -----------------    ------------------
Net property, held for sale at September 30                            $1,473,368             1,473,368
Cash and equivalents                                                      283,541                19,187
Escrow deposits                                                           841,953               779,012
Other assets                                                              311,795               332,959
                                                                 -----------------    ------------------
     Total assets                                                      $2,910,657             2,604,526
                                                                 =================    ==================
Liabilities:
     Mortgage loan payable                                              5,277,250             5,340,629
     Deferred income                                                      241,349                     -
     Accounts payable and accrued expenses                                105,607                60,016
                                                                 -----------------    ------------------
                                                                        5,624,206             5,400,645
                                                                 -----------------    ------------------
Partners' deficit:
     RPILP II                                                          (1,257,359)           (1,298,644)
     RPILP VI-A                                                        (1,456,190)           (1,497,475)
                                                                 -----------------    ------------------
                                                                       (2,713,549)           (2,796,119)
                                                                                      ------------------
                                                                 -----------------
     Total liabilities and partners' deficit                           $2,910,657             2,604,526
                                                                 =================    ==================

      Operating Information
      ---------------------

                                   Three months ended Sept 30,           Nine months ended Sept 30,
                                ----------------------------------    --------------------------------
                                    2001               2000               2001               2000
                                -------------     ----------------    -------------      -------------
Rental income                       $218,620              209,563          655,860            644,210
Other                                 48,457               50,735          144,135            137,485
                                -------------     ----------------    -------------      -------------
     Total income                    267,077              260,298          799,995            781,695
                                -------------     ----------------    -------------      -------------
Property operating costs              31,570               32,493           90,731             95,970
Depreciation                               -               25,129                -             75,388
Interest                             111,761              113,583          331,882            339,504
Administrative                        46,846               21,073          115,812             59,183
                                -------------     ----------------    -------------      -------------
     Total expenses                  190,177              192,278          538,425            570,045
                                -------------     ----------------    -------------      -------------
     Net income                      $76,900               68,020          261,570            211,650
                                =============     ================    =============      =============
Allocation of net income:
     RPILP II                         38,450               34,010          130,785            105,825
     RPILP VI-A                       38,450               34,010          130,785            105,825
                                -------------     ----------------    -------------      -------------
                                     $76,900               68,020          261,570            211,650
                                =============     ================    =============      =============

Contingency
-----------

The Partnership, as a nominal defendant, the General Partners of all of the Realmark Partnerships and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York (the"Court"). In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief.

While the defendants deny any liability and have vigorously defended this lawsuit, on August 29, 2001, the parties entered into a Stipulation of Settlement (the "Agreement"). On October 4, 2001, the Court issued an "Order Preliminarily Approving Settlement" that, among other things, calls for a hearing on November 21, 2001 to determine whether the Agreement should be approved by the Court. The Agreement provides, among other things, that:

   * $1 million of the amount owed to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership IV be forgiven.

   * The payable to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership VI-A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

   * All of the Realmark Partnerships' properties be disposed of within 360 days of the hearing order.

The consolidated financial statements do not include any adjustments that might result from the outcome of this matter, pending the action of the Court.

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


PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The sales of the Foxhunt property and a portion of the Research Triangle land in the first quarter of 2001 enabled the Partnership to completely pay the minority interest of $650,000 in Foxhunt and to fund the immediate cash needs of Northwind where delinquent real estate taxes of approximately $250,000 were satisfied. The balance of cash and equivalents at September 30, 2001 of approximately $275,000 may be used for capital expenditures at Northwind and to fund any negative cash flow at that property.

Results of Operations
---------------------

As previously indicated, the pro forma operating losses for the nine month periods ended September 30, 2001 and 2000, were $118,000 and $250,000, respectively. The pro forma results for the three months ended September 30, 2000 were an operating loss of $82,000. These pro forma losses exclude the operating results of the Foxhunt property and do not consider nonoperating items such as the gain on the sale of Foxhunt and equity in joint venture transactions. Therefore, the pro forma results include the operations of the Partnership and its remaining property, Northwind Office Park. The primary reason for the decrease in the losses in both 2001 periods is that the 2000 three and nine month periods include depreciation of $28,000 and $132,000, respectively, while the 2001 period includes none. At Northwind, the last wholly-owned property of the Partnership, rental income increased $53,000 in the 2001 third quarter, from the 2000 quarter. In the nine month period, 2001 rental income was $37,000 higher than the comparable 2000 period. These increases were substantially offset by increases in utilities and real estate taxes, leading to modest improvements in Northwind's operating results before depreciation of $4,000 in the 2001 third quarter and $7,000 in the nine months ended September 30, 2001.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP II


       November 14, 2001                        /s/ Joseph M. Jayson
       -----------------                        --------------------------------
             Date                               Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer