Form 10-K
period 2001-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2002-04-15
CIK 704165

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

                                     PART I
ITEM 1:  BUSINESS

         The Registrant, Realmark Property Investors Limited Partnership-II ("the Partnership"), is a Delaware limited partnership organized in 1982 pursuant to a First Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner").

         The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on September 3, 1982, and concluded the offering on August 31, 1983, having raised a total of $10,000,000 before deducting sales commissions and expenses of the offering.

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2001, the Partnership, either directly or through its limited liability subsidiary company, owned an office complex in Michigan (Northwind Office Park), and is a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina. The Partnership had an 88.5% interest in Foxhunt Apartments Joint Venture that owned a 250 unit apartment complex in Kettering, Ohio. This is a consolidated subsidiary and the property was sold on March 1, 2001. A portion of the interest in the Research Triangle Land Joint Venture was also sold in March 2001. All of the other properties are currently being actively marketed for sale. On March 22, 2002, the Partnership entered into a $4,250,000 sale agreement with an unaffiliated entity, for the sale of Northwind Office Park. This sale, if closed, will result in a gain of approximately $1,930,000 to the Partnership for tax purposes; however, this doesn't necessarily mean that cash proceeds would be available for distribution in an amount equal to the gain.

         It is anticipated that the Partnership will be entering into sales contracts in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2001, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2001 were employees of the Corporate General Partner or its affiliates.

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:

                                 2001              2000             1999
                                 ----              ----             ----
Northwind Office Park             76%               34%              28%
Foxhunt Apartments                24%               66%              72%

         This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements. Such statements may not ultimately turn out to be accurate due to, among other things, economic or market conditions or the failure of the Partnership to sell an investment which is under contract.

ITEM 2:  PROPERTIES

         As of December 31, 2001, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. At December 31, 2001, Northwind was 87% occupied. The 2000 and 1999 year end occupancy rates were 90% and 86%, respectively.

         There is a 9.75% first mortgage loan on the Northwind property with a balance of $116,112 at December 31, 2001, maturing in December 2002. The 9% second mortgage loan on the property had a balance of $121,522 at December 31, 2001 and matured in September 1995. While no extension of the due date has been granted and the balance is currently payable on demand, the Partnership continues to make monthly principal and interest payments on the loan. On March 22, 2002, the Partnership entered into an agreement to sell this property (Item
1).

         The Research Triangle Industrial Park Joint Venture owns a 117,000 square foot office/warehouse distribution building in Raleigh, North Carolina. The building has been 100% occupied for several years. The first mortgage loan on the property had a balance of $5,254,865 at December 31, 2001.

         The Research Triangle Land Joint Venture owns unencumbered land near the site of Research Triangle Industrial Park Joint Venture's building.

ITEM 3:  LEGAL PROCEEDINGS

         As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships, (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

         On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The General Partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the General Partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the General Partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. As of April 2, 2002, the General Partners have contracted to sell more than 50% of the Partnerships' properties (by value).

         The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiff's counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2001, there were 1,125 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the Limited Partners until there has been a return of the Limited Partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the Limited Partners. There were no distributions to partners made in 2001, 2000 or 1999.

         The gain on the sale of the properties will be allocated in the same proportions as distributions of distributable cash from sale proceeds (anticipated to be 100% to the Limited Partners). In the event there is no distributable cash from sale proceeds, taxable income will be allocated 86% to the Limited Partners and 14% to the General Partners. Any tax loss arising from a sale will be allocated 97% to the Limited Partners and 3% to the General Partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

ITEM 6:  SELECTED FINANCIAL DATA

                                                        At or for the years ended December 31,
                                    --------------------------------------------------------------------------------
                                             2001           2000             1999             1998          1997
                                    --------------------------------------------------------------------------------
Balance sheet data
Net rental property                       $2,170,349      4,534,501        4,583,491       4,689,806     4,800,158
Total assets                               2,619,014      4,907,962        5,039,970       5,782,341     5,349,284
Mortgage loans payable                       237,634      6,361,767        6,569,638       6,710,685     5,343,052
Partners' equity (deficit)                 1,049,338     (3,460,292)      (3,336,480)     (2,815,029)   (1,816,222)
                                    ================================================================================
Operating data
Rental income                              1,050,604      2,204,179        1,993,775       1,786,424     1,896,470
Other income                                  41,874         76,160          134,745         144,297        89,554
                                    --------------------------------------------------------------------------------
Total revenue                              1,092,478      2,280,339        2,128,520       1,930,721     1,986,024
                                    --------------------------------------------------------------------------------
Property operating costs                     662,336      1,284,066        1,434,757       1,535,654     1,015,681
Depreciation                                       -        176,647          262,181         215,334       412,446
Interest expense                             117,342        581,572          709,493         960,557       528,571
Administrative expenses                      335,555        489,572          420,104         414,109       383,706
                                    --------------------------------------------------------------------------------
Total expenses                             1,115,233      2,531,857        2,826,535       3,125,654     2,340,404
                                    --------------------------------------------------------------------------------
Loss before joint venture
operations and gain on sale
of property                                  (22,755)      (251,518)        (698,015)     (1,194,933)     (354,380)
Equity in earnings of
unconsolidated joint ventures                317,105        131,175          122,437          87,609       196,633
Minority interest in
consolidated venture operations             (545,015)        (3,469)          54,127         108,517        (4,781)
Gain on sale of property                   4,760,295              -                -               -             -
                                    --------------------------------------------------------------------------------
Net loss                                   4,509,630       (123,812)        (521,451)       (998,807)     (162,528)
                                    ================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                        (408,352)       216,778         (173,320)       (797,509)       99,930
Investing activities                       7,351,841         10,991          176,088         149,240       (16,135)
Financing activities                      (6,770,710)      (211,321)        (360,043)      1,146,645       (91,516)
                                    --------------------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                              172,779         16,448         (357,275)        498,376        (7,721)
                                    ================================================================================
Per limited partnership unit:
Net income (loss)                         $   389.11         (12.01)          (50.58)         (96.88)       (15.77)
                                    ================================================================================

                                        5

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

         Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. Foxhunt Apartments had been actively marketed for sale since January 1, 1999 and on March 1, 2001, the Partnership sold the property to an unaffiliated entity, for cash of $7,600,000. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the proceeds available to the Partnership and its joint venture partner amounted to approximately $1.1 million. The proceeds from the sale were distributed to the Partnership and the minority interest in the joint venture after satisfying the remaining net liabilities of Foxhunt. The cash proceeds received by the Partnership were used to satisfy delinquent Northwind liabilities, primarily real estate taxes, and to complete improvements to the Northwind property. Additionally, a portion of the Research Triangle land was sold on March 16, 2001 for a gain of $180,199. The Partnership made no distributions to limited partners in 2001, 2000 or 1999. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the Limited Partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

         Limited Partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties on which they will be required to pay income taxes and there is no assurance that distributions from the sale of the properties will be sufficient to satisfy these obligations.

         Except as described above and in the consolidated financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations:

         The results of operations of the Partnership, excluding equity in earnings from joint ventures and gain on sale of property for the year ended December 31, 2001, produced a net loss of $22,755. Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. Therefore, the properties were not depreciated in 2001. The results compare to a net loss, excluding depreciation, of $74,871 in 2000 and a net loss, excluding depreciation, of $435,834 in 1999.

         If the sale of Foxhunt Apartments had occurred in January 1, 2000, the results for the year ended December 31, 2000 would have been a net loss, excluding depreciation, of $105,000, resulting from decreases in revenue and expense of $1,501,000 and $1,471,000, respectively. If the sale of Foxhunt Apartments had occurred on January 1, 1999, the results for the year ended December 31, 1999 would have been a net loss, excluding depreciation, of $74,000, resulting from decreases in revenue and expense of $1,510,000 and $1,872,000, respectively. For the year ended December 31, 2001, net loss would have been $2,000, resulting from decreases in revenue and expense of $258,000 and $279,000, respectively.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2001 as compared to 2000

         Rental income decreased 52% for the year ended December 31, 2001 as compared to 2000. Excluding Foxhunt Apartments (the "Sold Asset") rental income increased approximately 4% due to occupancy during the year remaining at approximately 90% at Northwind. Other income, excluding the Sold Asset, increased by approximately $22,000 in 2001 due to an increase in the amount of interest income received during the year.

         Total expenses, excluding the operations for the Sold Asset, decreased approximately 21% for the year ended December 31, 2001. Property operations decreased approximately 8% due primarily to a decrease in repairs and maintenance work and contracted service work at Northwind. Other administrative expense, excluding the Sold Asset, decreased approximately 26% due to decreased professional fees. Administrative expense to affiliated parties, excluding the Sold Asset, increased approximately $58,000 because of an allocation revision and an increase in management fees due to an increase in rental income. Interest expense decreased approximately $12,000 due to a larger portion of each mortgage payment being applied towards principal due to amortization of the mortgages at Northwind.

2000 as compared to 1999

         In 2000, excluding the Sold Asset, rental income increased approximately 32% due to the increase in occupancy of 90% at December 31, 2000 at Northwind. Other income decreased approximately $29,000 due to less nonrecurring income than that realized in the previous year, primarily reimbursements by tenants of build out of costs.

         Total expenses, excluding the Sold Asset, increased approximately 25% for the year ended December 31, 2000 as compared to 1999. Property operations expense increased approximately 34% due to the continuation of the Northwind improvement projects. Other administrative expenses, excluding the Sold Asset, increased approximately $38,000 due to increased professional fees. Administrative expense to affiliated parties, excluding the Sold Asset, increased approximately $28,000 due to increased management fees as a result of higher occupancy.

Joint Ventures

         The Foxhunt Joint Venture generated net income of $30,165 in 2000 as compared to a 1999 net loss of $470,672. The decrease in the loss was primarily the result of increased rental income of approximately $26,000, a decrease in interest and other income of $35,000, and a decrease in property operations, interest and depreciation expenses of approximately $510,000. The latter decreased approximately $109,000 in 2000 since the Foxhunt property became the subject of a formal plan of disposal of July 1, 1999. The Foxhunt property was sold on March 1, 2001 resulting in a gain on sale of property in the amount of $4,760,295.

         The Research Triangle Joint Venture once again experienced high occupancy, however, rental income decreased approximately 12% in 2001 due to the sole tenant of Research Triangle not paying timely and an allowance being established for the remaining receivable. There is a shortage of rental payments from the tenant of approximately $12,000 per month, which the Partnership is negotiating because of a new lease with the tenant. The sole tenant's lease has expired and they are on a month-to-month lease, pending said negotiation. Total expenses, excluding depreciation, decreased less than 4%. Because the joint venture has had net income during each of the last three years, the partnership's 50% equity interest has enabled the Partnership to receive cash distributions from the Venture of $104,500 in 2001, $135,000 in 2000 and $330,000 in 1999.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2001, are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions Held with
Name                                the Corporate General Partner              Year First Elected to Position
----                                -----------------------------              ------------------------------
Joseph M. Jayson                    Chairman of the Board, President                         1979
                                      and Treasurer

Judith P. Jayson                    Vice President and Director                              1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 63, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 39 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 39 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 20 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 61, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 30 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2001. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the General Partners that own 907 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2001. The General Partners and the executive officers of the Corporate General Partner, as of December 31, 2001, owned 8 units of limited partnership interest. The General Partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The properties of the Partnership and its subsidiary are managed by Realmark Corporation, an affiliate of the Partnership's Corporate General Partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the Corporate General Partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions".

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Consolidated Financial Statements                                 Page
                                                                           ----
         Independent Auditors' Report                                       F-1
         Consolidated Balance Sheets as of December 31, 2001 and 2000       F-2
         Consolidated Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999                                 F-3
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2001, 2000, and 1999                          F-4
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000, and 1999                                F-5
         Notes to Consolidated Financial Statements                         F-7

         FINANCIAL STATEMENT SCHEDULE

         (i) Schedule III - Real Estate and Accumulated Depreciation        F-17

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

         2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

                  (a) Stipulation of Settlement Agreement dated August 29, 2001 is filed herewith.

                  (b) Order and Final Judgment Approving Settlement and Awarding
                      Fees and Expenses dated November 29, 2001 is filed herewith.

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

                  (b) Property sales agreement with an unrelated third-party included with the Partnership's report on Form 8-K on March 15, 2001 is incorporated herein by reference.

                  (c) Property sales agreement with an unrelated third-party dated March 22, 2002 is filed herewith.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - II
By:      /s/ Joseph M. Jayson                                 April 15, 2002
         --------------------------------------            --------------------
         JOSEPH M. JAYSON,                                         Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                April 15, 2002
         --------------------------------------           --------------------
         JOSEPH M. JAYSON,                                        Date
         President, Treasurer and Director

         /s/ Judith P. Jayson                                April 15, 2002
         --------------------------------------           ---------------------
         JUDITH P. JAYSON,                                        Date
         Vive President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited
  Partnership - II:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - II and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 8 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.



                                                     TOSKI, SCHAEFER & CO., P.C.

Williamsville, New York
March 25, 2002, except for Note 8,
as to which the date is April 2, 2002

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000


                           Assets                                      2001          2000
                           ------                                   -----------   -----------
Property and equipment, at cost, all held for sale in 2001:
     Land                                                           $   460,515       848,015
     Buildings and improvements                                       4,233,421     9,280,849
     Furniture and equipment                                              7,893       449,753
                                                                    -----------   -----------

                                                                      4,701,829    10,578,617
     Less accumulated depreciation                                    2,531,480     6,044,116
                                                                    -----------   -----------

                           Net property and equipment                 2,170,349     4,534,501

Cash and equivalents                                                    330,328       157,549
Accounts receivable, net of allowance for doubtful accounts of
     $16,300 in 2001 and $21,888 in 2000                                  3,680        12,137
Receivables from affiliated parties                                      49,866        34,696
Escrow deposits                                                          11,406        72,500
Deferred mortgage costs, net of accumulated amortization of
     $10,798 in 2000                                                         --        86,385
Other assets                                                             53,385        10,194
                                                                    -----------   -----------

                           Total assets                             $ 2,619,014     4,907,962
                                                                    ===========   ===========

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                             237,634     6,361,767
     Accounts payable and accrued expenses                               82,284       693,123
     Security deposits and prepaid rents                                106,215       129,649
                                                                    -----------   -----------

                           Total liabilities                            426,133     7,184,539
                                                                    -----------   -----------

Losses of unconsolidated joint ventures in excess of investment       1,143,543     1,082,153

Minority interest in consolidated joint venture                              --       101,562

Partners' equity (deficit):
     General partners                                                   353,962      (264,564)
     Limited partners                                                   695,376    (3,195,728)
                                                                    -----------   -----------

                           Total partners' equity (deficit)           1,049,338    (3,460,292)
                                                                    -----------   -----------

                           Total liabilities and partners' equity   $ 2,619,014     4,907,962
                                                                    ===========   ===========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Years ended December 31, 2001, 2000 and 1999

                                                             2001           2000           1999
                                                         -----------    -----------    -----------
Income:
     Rental                                              $ 1,050,604      2,204,179      1,993,775
     Interest and other                                       41,874         76,160        134,745
                                                         -----------    -----------    -----------

                           Total income                    1,092,478      2,280,339      2,128,520
                                                         -----------    -----------    -----------
Expenses:
     Property operations                                     662,336      1,284,066      1,434,757
     Interest                                                117,342        581,572        709,493
     Depreciation                                                 --        176,647        262,181
     Administrative:
         Affiliated parties                                  168,454        205,962        165,863
         Other                                               167,101        283,610        254,241
                                                         -----------    -----------    -----------

                           Total expenses                  1,115,233      2,531,857      2,826,535
                                                         -----------    -----------    -----------

Loss before equity in earnings of unconsolidated
     joint ventures, minority interest in consolidated
     joint venture operations, and gain on sale
     of property                                             (22,755)      (251,518)      (698,015)

Equity in earnings of unconsolidated joint ventures          317,105        131,175        122,437

Minority interest in consolidated joint
     venture operations                                     (545,015)        (3,469)        54,127

Gain on sale of property                                   4,760,295             --             --
                                                         -----------    -----------    -----------

                           Net income (loss)             $ 4,509,630       (123,812)      (521,451)
                                                         ===========    ===========    ===========

Net income (loss) per limited partnership unit           $    389.11         (12.01)        (50.58)
                                                         ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                        10,000         10,000         10,000
                                                         ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2001, 2000 and 1999

                                                                      Limited Partners
                                                       General        ----------------
                                                       Partners      Units        Amount
                                                       --------      -----        ------
Balances at December 31, 1998                        $ (245,206)       10,000   (2,569,823)

Net loss                                                (15,644)           --     (505,807)
                                                     ----------    ----------   ----------

Balances at December 31, 1999                          (260,850)       10,000   (3,075,630)

Net loss                                                 (3,714)           --     (120,098)
                                                     ----------    ----------   ----------

Balances at December 31, 2000                          (264,564)       10,000   (3,195,728)

Net income                                              618,526            --    3,891,104
                                                     ----------    ----------   ----------

Balances at December 31, 2001                        $  353,962        10,000      695,376
                                                     ==========    ==========   ==========


See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999

                                                                             2001             2000          1999
                                                                             ----             ----          ----
Cash flows from operating activities:
     Net income (loss)                                                   $ 4,509,630       (123,812)      (521,451)
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities:
              Depreciation and amortization                                   10,262        190,793        402,391
              Equity in earnings of joint ventures                          (317,105)      (138,309)      (127,673)
              Minority interest in consolidated joint
                   venture operations                                        545,015          3,469        (54,127)
              Gain on sale of property                                    (4,760,295)            --             --
              Changes in:
                  Accounts receivable                                          8,457         (1,658)          (888)
                  Receivables from affiliated parties                         14,605         91,651        (47,931)
                  Escrow deposits                                            (12,917)          (764)       304,097
                  Other assets                                               (55,864)        (3,909)       (11,378)
                  Accounts payable and accrued expenses                     (398,578)       219,863       (124,300)
                  Security deposits and prepaid rents                         48,438        (20,546)         7,940
                                                                         -----------    -----------    -----------

                           Net cash provided by (used in)
                               operating activities                         (408,352)       216,778       (173,320)
                                                                         -----------    -----------    -----------
Cash flows from investing activities:
     Proceeds from sale of property                                        7,084,969             --             --
     Additions to property and equipment                                     (81,848)      (124,009)      (153,912)
     Distributions from joint venture                                        348,720        135,000        330,000
                                                                         -----------    -----------    -----------

                           Net cash provided by investing
                               activities                                  7,351,841         10,991        176,088
                                                                         -----------    -----------    -----------

Cash flows from financing activities:
     Mortgage acquisition costs                                                   --             --       (107,283)
     Distributions to minority interest in consolidated
         joint venture                                                      (646,577)        (3,450)      (111,713)
     Proceeds from mortgage refinancing                                           --             --      6,000,000
     Principal payments upon refinancing                                          --             --     (6,000,000)
     Principal payments on mortgage loans                                 (6,124,133)      (207,871)      (141,047)
                                                                         -----------    -----------    -----------

                           Net cash used in financing
                               activities                                 (6,770,710)      (211,321)      (360,043)
                                                                         -----------    -----------    -----------

                                                                                                        (Continued)

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows, Continued


                                                                       2001            2000            1999
                                                                       ----            ----            ----
Net increase (decrease) in cash and equivalents                         172,779         16,448       (357,275)

Cash and equivalents at beginning of year                               157,549        141,101        498,376
                                                                    -----------    -----------    -----------

Cash and equivalents at end of year                                 $   330,328        157,549        141,101
                                                                    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                        $   111,184        528,462        573,947
                                                                    ===========    ===========    ===========

      Property and equipment financed by
          accounts payable                                          $        --          3,648             --
                                                                    ===========    ===========    ===========




See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(1)  Formation and Operation of Partnership

     Realmark Property Investors Limited Partnership - II (the Partnership) is a
        Delaware limited partnership formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments.

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

(2)  Summary of Significant Accounting Policies

     (a) Basis of Accounting and Consolidation

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its subsidiary, Realmark/Foxhunt Limited Partnership which owned and operated the Foxhunt Apartments, a 250 unit apartment complex located in Dayton, Ohio, acquired in 1984 for $5,702,520 and sold in 2001. The Partnership also owns Northwind Office Park.

         In consolidation, all intercompany accounts and transactions have been eliminated.

     (b) Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, from 5 to 25 years. Significant improvements are capitalized, while expenditures for maintenance and repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(2)  Summary of Significant Accounting Policies, Continued

     (c) Property and Equipment, Continued

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2001, no impairment in value has been recognized.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale of disposition" are no longer depreciated. All the properties were held for sale in 2001.

     (d) Cash and Equivalents

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

     (h) Rental Income

         Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(2)  Summary of Significant Accounting Policies, Continued

     (i) Per Unit Data

         Per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (j) Fair Value of Financial Instruments

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2001.

     (k) Income Allocation and Distributable Cash Flow

         The partnership agreement provides that income not arising from sale and refinancing activities and all partnership losses are to be allocated 97% to the Limited Partners and 3% to the General Partners. Partnership income arising from sale or refinancing activities is allocated in the same proportion as distributions of distributable cash from sale proceeds. In the event there is no distributable cash from sale proceeds, taxable income will be allocated 87% to the Limited Partners and 13% to the General Partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 8), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the Limited Partners until there has been a return of the Limited Partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the Limited Partners. There were no distributions to partners made in 2001, 2000 or 1999.

     (l) Income Taxes

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2001, net assets for financial reporting purposes were $555,000 more than the tax bases of the net assets.

     (m) Segment Information

         The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

     (n) Recent Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(2)  Summary of Significant Accounting Policies, Continued

     (n) Recent Pronouncements, Continued

            must be accounted for under the purchase method of accounting and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset
            Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the
            Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

         The Partnership is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. The Partnership is required to adopt each of these standards in the first quarter of 2002.

(3)  Disposal of Rental Property

     Since 1992, Partnership has held an 88.5% interest in a consolidated joint venture, Realmark/Foxhunt Limited Partnership ("Foxhunt"). The Partnership acquired its interest by transferring to Foxhunt beneficial title to an apartment complex property in Ohio. The 11.5% minority interest in Foxhunt was owned by Realmark Property Investors Limited Partnership VI-B, a publicly held entity affiliated with the Partnership through common general partners. Effective January 1, 1999, the Partnership entered into a plan to dispose of the property of Foxhunt Apartments. On March 1, 2001, the property was sold to an unaffiliated entity, for $7,600,000. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the proceeds available to the venturers were approximately $1.1 million.

     During the first three months of 1999 (through March 31, 1999), management continued its plans to sell the assets of Northwind Office Park. Effective April 1, 1999, management discontinued its plans to sell the property. In 2001, the Partnership resumed its plans to sell the property. The carrying value of the assets of Northwind Office Park was $2,170,349 at December 31, 2001, and the property generated net income of $125,935 during the year then ended.

     Depreciation expense, not recorded during the disposal periods on Foxhunt
        Apartments and Northwind Office Park amounted to $215,000, $212,000 and $124,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(4)  Investments in Joint Ventures

     (a) Unconsolidated Joint Ventures

         The Partnership has a 50% interest in a joint venture with Realmark
            Property Investors Limited Partnership-VIA (RPILP-VIA), an entity affiliated through common general partners. The venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Research Triangle Park, North Carolina. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP-VIA.

              Summary financial information of the Venture follows:

                            Balance Sheet Information
                            -------------------------

                                                                            December 31
                                                                            -----------
                           Assets                                       2001            2000
                           ------                                    -----------    -----------
Property, net of accumulated depreciation                            $ 1,473,368      1,473,368
Cash and equivalents                                                      55,158         19,187
Escrow deposits                                                          876,539        779,012
Other assets                                                             252,727        332,959
                                                                     -----------    -----------

                           Total assets                              $ 2,657,792      2,604,526
                                                                     ===========    ===========


         Liabilities and Partners' Deficit
         ---------------------------------

Liabilities:
     Mortgage loan payable                                             5,254,865      5,340,629
     Accounts payable and accrued expenses                               134,234         60,016
                                                                     -----------    -----------

                           Total liabilities                           5,389,099      5,400,645
                                                                     -----------    -----------

Partners' deficit:
     The Partnership                                                  (1,266,238)    (1,298,644)
     RPILP - VI A                                                     (1,465,069)    (1,497,475)
                                                                     -----------    -----------

                           Total partners' deficit                    (2,731,307)    (2,796,119)
                                                                     -----------    -----------

                           Total liabilities and partners' deficit   $ 2,657,792      2,604,526
                                                                     ===========    ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(4)  Investments in Joint Ventures, Continued

     (a) Unconsolidated Joint Ventures, Continued

                              Operating Information
                              ---------------------

                                                                     Years ended December 31,
                                                                     ------------------------
                                                                2001           2000           1999
                                                                ----           ----           ----
Income:
     Rental                                                  $   899,322      1,026,251      1,009,978
     Other                                                        11,812         13,456         11,823
                                                             -----------    -----------    -----------

                           Total income                          911,134      1,039,707      1,021,801
                                                             -----------    -----------    -----------
Expenses:
     Property operations                                         127,047        133,400        135,252
     Interest                                                    442,817        450,766        455,838
     Depreciation                                                     --        100,518        103,480
     Administrative:
         Affiliated parties                                       47,449         67,413         63,230
         Other                                                    20,009         10,992          8,655
                                                             -----------    -----------    -----------

                           Total expenses                        637,322        763,089        766,455
                                                             -----------    -----------    -----------

                           Net income                        $   273,812        276,618        255,346
                                                             ===========    ===========    ===========

Allocation of net income:
     The Partnership                                             136,906        138,309        127,673
     RPILP - VI A                                                136,906        138,309        127,673
                                                             -----------    -----------    -----------

                           Total                             $   273,812        276,618        255,346
                                                             ===========    ===========    ===========

     A reconciliation of the Partnership's investment in Research Triangle
        Industrial Park Joint Venture is as follows:

                                                                2001           2000           1999
                                                                ----           ----           ----
Losses in excess of investment at
    beginning of year                                        $(1,298,644)    (1,301,953)    (1,099,626)
Allocated net income                                             136,906        138,309        127,673
Distribution from joint venture                                 (104,500)      (135,000)      (330,000)
                                                             -----------    -----------    -----------
Losses in excess of investment at
    end of year                                              $(1,266,238)    (1,298,644)    (1,301,953)
                                                             ===========    ===========    ===========

                                      F-12

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


(4)  Investments in Joint Ventures, Continued

     (a) Unconsolidated Joint Ventures

         In 1992, the Partnership entered into an agreement with the Adaron
            Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. In 2001, a portion of the land was sold for a gain of $180,199. The Partnership's remaining interest at December 31, 2001 is $122,695.

     (b) Minority Interest in Consolidated Joint Venture

         A reconciliation of the minority interest share in the Foxhunt Joint
            Venture is as follows:

              Balance at December 31, 1998                                        $    267,383

              Distributions                                                           (111,713)
              Allocated loss                                                           (54,127)
                                                                                  ------------

              Balance at December 31, 1999                                             101,543

              Distributions                                                             (3,450)
              Allocated income                                                           3,469
                                                                                  ------------

              Balance at December 31, 2000                                             101,562

              Distributions                                                           (646,577)
              Allocated income                                                         545,015
                                                                                  ------------

              Balance at December 31, 2001                                        $         --
                                                                                  ============

(5)  Mortgage Loans Payable

     Mortgage loans payable are as follows:

                                                                      Total                    Balance
                                         Interest                    monthly                 December 31,
           Property collateral             rate     Maturity         payment           2001               2000
           -------------------             ----     --------         -------           ----               ----
         Northwind Office Park             9.75%       2002          $ 12,305     $    116,112           245,516
         Northwind Office Park             9.00%      Demand            4,779          121,522           165,878
         Foxhunt Apartments                8.05%        --             44,235               --         5,950,373
                                                                     ========     ------------         ---------

                                                                                  $    237,634         6,361,767
                                                                                  ============         =========

                                      F-13

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(6)  Related Party Transactions

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2001              2000              1999
                                                                         ----              ----              ----
         Property management fees based on a percent-
            age (generally 5%) of the rental income                    $  82,191          111,513           100,939

         Reimbursement for cost of services to the
            Partnership that include investor relations,
            marketing of properties, supplies, professional
            fees, communications, accounting, printing,
            postage and other items                                       86,263           94,449            64,924
                                                                       ---------         --------          --------

                                                                       $ 168,454          205,962           165,863
                                                                       =========         ========          ========

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from affiliated parties are payable on demand and bear interest at 11%.

     Loan placement fees are paid or accrued to an affiliate of the General
         Partners. The fee is calculated at 1% of the mortgage loan amounts. These fees totaled $60,000 for the year ended December 31, 1999. No such fees were paid during the years ended December 31, 2001 and 2000.

     Property Disposition Fee

     According to the terms of the partnership agreement, the General Partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the Limited Partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the Limited Partners of an amount equal to their original capital contributions. Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(7)  Leases

     All residential property rental agreements are for a duration of one year or less. In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 5 years. Future rentals to be received on noncancelable operating leases with terms of more than one year are as follows:

                           2002                                    $    633,243
                           2003                                         322,739
                           2004                                         207,384
                           2005                                         158,164
                           2006                                          77,461
                                                                   ============

(8)  Settlement of Lawsuit

     As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public Partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

     On August 29, 2001, the parties entered into a Stipulation of Settlement
         (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement' (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The General Partners will continue to have primary authority to dispose of Partnerships' properties. If either (i) the General Partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the General Partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. As of April 2, 2002, the General Partners have contracted to sell more than 50% of the Partnerships' properties (by value).

     The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(9)  Subsequent Event

     On March 22, 2002, the Partnership entered into a $4,250,000 sale agreement with an unaffiliated entity, for the sale of Northwind Office Park. This sale, if closed, will result in a gain of approximately 1,930,000 to the Partnership.

                                                                                                              Schedule III
                                                                                                              ------------
                                   REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                                     AND SUBSIDIARY
                                           Real Estate and Accumulated Depreciation
                                                    December 31, 2001








                                                                                  Gross amounts at which
                                 Initial Cost to         Cost                    Carried at Close of Period
                                   Partnership       capitalized                --------------------------
  Property                       ---------------    subsequent to                      Buildings and            Accumulated
Description      Encumbrances   Land     Buildings   acquisition  Retirements  Land     improvements    Total   depreciation
-----------      ------------   ----     ---------   -----------  -----------  ----     ------------    -----   ------------
Northwind
Office Park
E. Lansing, Ml    $  237,634   460,515    3,415,895    817,526           --   460,515    4,233,421    4,693,936  2,530,690
                  ========== =========    =========   ========     ========   =======    =========    =========  =========
Research
Triangle JV
Raleigh, NC        5,254,865   750,612    4,920,738      9,329     (412,500)  338,112    4,930,067    5,268,179  3,794,811

Research Triangle
Land JV
Raleigh, NC               --   412,500           --     20,484     (194,842)  238,142           --      238,142         --
                  ---------- ---------    ---------   --------     ---------  -------    ---------    ---------  ---------

                  $5,254,865 1,163,112    4,920,738     29,813     (607,342)  576,254    4,930,067    5,506,321  3,794,811
                  ========== =========    =========   ========     ========   =======    =========    =========  =========

(RESTUBBED TABLE)

                                                      Life
                                                    on which
                                                  depreciation
                                                    in latest
                               Date               statement of
                                of         Date    operations
                           construction  acquired  is computed
                           ------------  --------  -----------
Northwind
Office Park
E. Lansing, Ml                 1973       12/83           -- *
                               ====       =====          ===
Research
Triangle JV
Raleigh, NC                    1983       12/83           -- *

Research Triangle
Land JV
Raleigh, NC                      --        8/92           --
                               ----       -----          ---

*In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2001.


                                                                                                              Schedule III, Cont.
                                                                                                              -------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                    Real Estate and Accumulated Depreciation
                        December 31, 2001, 2000 and 1999

(1)  Cost for Federal income tax purposes is $4,693,936.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2001, 2000 and 1999 follows:

                                                                                   Partnership Properties
                                                                                   ----------------------
                                                                         2001             2000              1999
                                                                         ----             ----              ----
     Balance at beginning of year                                    $10,128,864       10,009,100         9,857,401
     Additions                                                            78,200          119,764           151,699
     Dispositions (5)                                                 (5,513,128)              --                --
                                                                     -----------       ----------        ----------
     Balance at end of year                                          $ 4,693,936       10,128,864        10,009,100
                                                                     ===========       ==========        ==========

                                                                                   Joint Venture Properties
                                                                                   ------------------------
                                                                         2001             2000              1999
                                                                         ----             ----              ----
     Balance at beginning of year                                    $ 5,701,163        5,701,163         5,701,163
     Dispositions (6)                                                   (194,842)              --                --
                                                                     -----------        ---------        ----------
     Balance at end of year                                          $ 5,506,321        5,701,163         5,701,163
                                                                     ===========        =========        ==========

(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2001, 2000 and 1999 follows:

                                                                                   Partnership Properties
                                                                                   ----------------------
                                                                         2001             2000              1999
                                                                         ----             ----              ----
     Balance at beginning of year                                    $ 5,613,710        5,437,852         5,180,777
     Dispositions (5)                                                 (3,083,020)              --                --
     Depreciation expense                                                     --          175,858           212,562
                                                                     -----------       ----------        ----------
     Balance at end of year (4)                                      $ 2,530,690        5,613,710         5,393,339
                                                                     ===========       ==========        ==========

                                                                                   Joint Venture Properties
                                                                                   ------------------------
                                                                         2001             2000              1999
                                                                         ----             ----              ----
     Balance at beginning of year                                    $ 3,794,811        3,694,293         3,590,813
     Depreciation expense                                                     --          100,518           103,480
                                                                     -----------       ----------        ----------
     Balance at end of year (4)                                      $ 3,794,811        3,794,811         3,694,293
                                                                     ===========       ==========        ==========

(4)  Balance applies entirely to buildings and improvements.
(5)  Sale of Foxhunt Apartments in 2001.
(6)  Sale of portion of Research Triangle land in 2001.