Form 10-Q
period 2002-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2002-05-15
CIK 704165

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2002

Commission File Number: 0-11909


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP II
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                            16-1212761
-----------------------                         --------------------------------
(State of organization)                        (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                      Condensed Consolidated Balance Sheets
                      -------------------------------------


                                                                            March 31,           December 31,
                                                                              2002                  2001
                                                                           ----------           -----------
                     Assets
                     ------

Cost of property and equipment, all held for sale                          $4,701,829            4,701,829
Less accumulated depreciation                                               2,531,480            2,531,480
                                                                           ----------           ----------
                                                                            2,170,349            2,170,349
Cash and equivalents                                                          303,662              330,328
Other assets                                                                  154,417              118,337
                                                                           ----------           ----------
     Total assets                                                          $2,628,428            2,619,014
                                                                           ==========           ==========

        Liabilities and Partners' Equity
        --------------------------------

Mortgage loan payable                                                         191,922              237,634
Accounts payable and accrued expenses                                          77,164               82,284
Other liabilities                                                             115,661              106,215
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                1,150,739            1,143,543
Partners' equity                                                            1,092,942            1,049,338
                                                                           ----------           ----------
     Total liabilities and partners' equity                                $2,628,428            2,619,014
                                                                           ==========           ==========

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                                                                            Three months ended March 31,
                                                                          --------------------------------
                                                                             2002                  2001
                                                                          ----------            ----------
Rental income                                                             $  219,867               446,356

Other income                                                                   3,277                16,594
                                                                          ----------            ----------
     Total income                                                            223,144               462,950
                                                                          ----------            ----------
Property operating costs                                                     137,909               289,633

Administrative expense - affiliates                                           30,297                48,635

Other administrative expense                                                  31,385                66,307

Interest                                                                       5,753                90,605
                                                                          ----------            ----------
     Total expenses                                                          205,344               495,180
                                                                          ----------            ----------
Operating income (loss)                                                       17,800               (32,230)
Gain on sale of property of consolidated joint venture                             -             4,765,442
Minority interest in consolidated joint venture net income                         -              (546,503)

Equity in earnings of joint venture                                           25,804                53,702

Gain on sale of joint venture interest                                             -                32,373
                                                                          ----------            ----------
     Net income                                                           $   43,604             4,272,784
                                                                          ==========            ==========
Net income per limited partnership unit                                   $     4.23                414.46
                                                                          ==========            ==========
Weighted average limited partnership units outstanding                        10,000                10,000
                                                                          ==========            ==========

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                               Three months ended March 31,
                                                                            ----------------------------------
                                                                                2002                  2001
                                                                            ------------           -----------
Cash provided (used) by:
Operating activities:
     Net income                                                             $    43,604              4,272,784
     Adjustments:
       Net nonoperating gains                                                   (25,804)            (4,305,014)
       Other, principally changes in other assets and liabilities               (31,754)               (97,244)
                                                                            -----------            -----------
          Net cash used in operating activities                                 (13,954)              (129,474)
                                                                            -----------            -----------
Investing activities:
     Additions to property and equipment                                              -                 (5,470)
     Net proceeds from sale of property and joint venture interest                    -              7,327,000
     Distributions from joint venture                                            33,000                      -
                                                                            -----------            -----------
          Net cash provided by investing activities                              33,000              7,321,530
                                                                            -----------            -----------
Financing activities:
     Principal payments on mortgage loans                                       (45,712)            (5,992,375)
     Distribution to minority interest in consolidated venture                        -               (136,440)
                                                                            -----------            -----------
          Net cash used in financing activities                                 (45,712)            (6,128,815)
                                                                            -----------            -----------
Net increase (decrease) in cash and equivalents                                 (26,666)             1,063,241
Cash and equivalents at beginning of period                                     330,328                157,549
                                                                            -----------            -----------
Cash and equivalents at end of period                                       $   303,662            $ 1,220,790
                                                                            ===========            ===========

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2002 and 2001
Organization
------------

Realmark Property Investors Limited Partnership-II (the Partnership), a Delaware Limited Partnership was formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 2001 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2002, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership VI-A (RPILP VI-A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture. In 2001, the Venture sold a portion of its land, with a gain of $202,000 allocated to the Partnership.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three month period ended March 31, 2002 and 2001 was approximately $45,000 and $50,000, respectively.

As previously reported in the Partnership's December 31, 2001 Form 10-K, Northwind Office Park is the subject on a contingent $4,250,000 sale agreement that, if closed, will result in a gain of approximately $1,930,000 to the Partnership.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                               Balance Sheet Information
                               -------------------------

                                                                                   March 31,           December 31,
                                                                                     2002                 2001
                                                                                -------------          -----------
            Net property, held for sale                                         $   1,473,368            1,473,368
            Cash and equivalents                                                        9,482               55,158
            Escrow deposits                                                           856,065              876,539
            Other assets                                                              212,377              252,727
                                                                                -------------          -----------
                 Total assets                                                       2,551,292            2,657,792
                                                                                =============          ===========
            Liabilities:
                 Mortgage loan payable                                              5,230,866            5,254,865
                 Accounts payable and accrued expenses                                 64,859              134,234
                                                                                -------------          -----------
                                                                                    5,295,725            5,389,099
                                                                                -------------          -----------
            Partners' deficit:
                 The Partnership                                                  (1,272,801)          (1,266,238)
                 RPILP VI-A                                                       (1,471,632)          (1,465,069)
                                                                                -------------          -----------
                                                                                  (2,744,433)          (2,731,307)
                                                                                -------------          -----------
                 Total liabilities and partners' deficit                            2,551,292            2,657,792
                                                                                =============          ===========

                                 Operating Information
                                 ---------------------

                                                                                   Three months ended March 31,
                                                                                ----------------------------------
                                                                                     2002                 2001
                                                                                -------------          -----------
            Rental income                                                       $     161,739              218,620
            Other                                                                      47,705               46,641
                                                                                -------------          -----------
                 Total income                                                         209,444              265,261
                                                                                -------------          -----------
            Property operating costs                                                   38,260               28,984
            Interest                                                                  108,129              109,880
            Administrative                                                             10,181               18,993
                                                                                -------------          -----------
                 Total expenses                                                       156,570              157,857
                                                                                -------------          -----------
                 Net income                                                     $      52,874              107,404
                                                                                =============          ===========
            Allocation of net income:
                 The Partnership                                                       26,437               53,702
                 RPILP VI-A                                                            26,437               53,702
                                                                                -------------          -----------
                                                                                $      52,874              107,404
                                                                                =============          ===========

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Partnership on January 1, 2002 and did not have any effect on the Partnership's condensed financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The net proceeds from the sale in 2001 of Foxhunt and a portion of the Research Triangle land, were distributed to the Partnership and the minority interest in the joint venture. The cash proceeds received by the Partnership were used to satisfy delinquent Northwind liabilities, primarily real estate taxes, and to complete improvements to the Northwind property. Although cash decreased approximately $27,000 during the first three months of 2002, the Partnership has adequate cash remaining from the sales proceeds to fund capital improvements and to make scheduled debt payments. The Partnership made no distributions to limited partners in 2002 or 2001.

Results of Operations
---------------------

As compared to the first quarter of 2001, the Partnership's loss, excluding Foxhunt Apartments, which was sold in March 2001, and before equity in earnings from joint ventures decreased approximately $37,000 from a loss of $19,000 in 2001 to income of $18,000 in 2002.

Rental income at Northwind Office Park increased approximately $17,000 for the first three months as occupancy increased to above 86%. The increase in rental income along with a decrease in other income of $4,500, primarily interest income, was offset by a decrease in other administrative expense of $25,000, and an increase in administrative expense to affiliates of $3,000. The property operating costs were consistent for the three months ended March 31, 2002 and 2001. The decrease in other administrative was primarily attributable to a decrease in professional fees.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART II - OTHER INFORMATION

Item 1.    Legal proceedings
           -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP II


   May 15, 2002                                   /s/ Joseph M. Jayson
------------------                                ------------------------------
       Date                                       Joseph M. Jayson,
                                                  Individual General Partner and
                                                  Principal Financial Officer