Form 10-Q
period 2002-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2002-08-14
CIK 704165

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2002

Commission File Number: 0-11909


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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                     Condensed Consolidated Balance Sheets
                                     -------------------------------------
                                                                              June 30,            December 31,
                                                                                2002                  2001
                                                                          ----------------      ----------------
                     Assets
--------------------------------------------------
Cost of property and equipment, all held for sale                         $     4,703,885             4,701,829
Less accumulated depreciation                                                   2,531,480             2,531,480
                                                                          ----------------      ----------------
                                                                                2,172,405             2,170,349
Cash and equivalents                                                              272,612               330,328
Other assets                                                                      135,464               118,337
                                                                          ----------------      ----------------
     Total assets                                                         $     2,580,481             2,619,014
                                                                          ================      ================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loans payable                                                            144,620               237,634
Accounts payable and accrued expenses                                              69,021                82,284
Other liabilities                                                                 110,145               106,215
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                    1,126,478             1,143,543
Partners' equity (deficit)                                                      1,130,217             1,049,338
                                                                          ----------------      ----------------
     Total liabilities and partners' equity                               $     2,580,481             2,619,014
                                                                          ================      ================

                                     Condensed Consolidated Statements of Operations
                                     -----------------------------------------------

                                                        Three months ended June 30,                Six months ended June 30,
                                                     ------------------------------               --------------------------
                                                        2002               2001                      2002            2001
                                                     ----------         -----------               ----------      ----------
Rental income                                        $  222,586            153,379                   442,453         599,735
Other income                                              2,790             37,445                     6,067          54,039
                                                     ----------         ----------                ----------      ----------
     Total income                                       225,376            190,824                   448,520         653,774
                                                     ----------         ----------                ----------      ----------
Property operating costs                                135,048            173,701                   272,957         463,334
Administrative expense - affiliates                      31,049             31,430                    61,346          80,065
Other administrative expense                             51,421             24,639                    82,806          90,946
Interest                                                  4,844              9,495                    10,597         100,100
                                                     ----------         ----------                ----------      ----------
     Total expenses                                     222,362            239,265                   427,706         734,445
                                                     ----------         ----------                ----------      ----------
Operating income (loss)                                   3,014            (48,441)                   20,814         (80,671)
Gain on sale of property of
     consolidated joint venture                              --                 --                        --       4,765,442
Minority interest in consolidated
      joint venture net income                               --                 --                        --        (546,503)

Equity in earnings of joint ventures                     34,261            208,556                    60,065         295,044
                                                     ----------         ----------                ----------      ----------
     Net income                                      $   37,275            160,115                    80,879       4,433,312
                                                     ==========         ==========                ==========      ==========
Net income per limited partnership unit              $     3.62              15.53                      7.85          430.03
                                                     ==========         ==========                ==========      ==========
Weighted average limited partnership units               10,000             10,000                    10,000          10,000
                                                     ==========         ==========                ==========      ==========

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                            Six months ended June 30,
                                                                                           --------------------------
Cash provided (used) by:                                                                       2002          2001
                                                                                           -----------    -----------
Operating activities:
     Net income                                                                            $    80,879      4,433,312
     Adjustments:
       Net nonoperating gains                                                                  (60,065)    (4,513,983)
       Other, principally changes in other assets and liabilities                              (26,460)      (362,189)
                                                                                           -----------    -----------
          Net cash used in operating activities                                                 (5,646)      (442,860)
                                                                                           -----------    -----------
Investing activities:
     Additions to property and equipment                                                        (2,056)       (66,320)
     Net proceeds from sale of property and joint venture interest                                  --      7,327,000

     Distribution from joint venture                                                            43,000         79,500
                                                                                           -----------    -----------
          Net cash provided by investing activities                                             40,944      7,340,180
                                                                                           -----------    -----------
Financing activities:
     Principal payments on mortgage loans                                                      (93,014)    (6,035,253)
     Distribution to minority interest in consolidated venture                                      --       (117,541)
                                                                                           -----------    -----------
          Net cash used in financing activities                                                (93,014)    (6,152,794)
                                                                                           -----------    -----------
Net increase (decrease) in cash and equivalents                                                (57,716)       744,526
Cash and equivalents at beginning of period                                                    330,328        157,549
                                                                                           -----------    -----------
Cash and equivalents at end of period                                                      $   272,612        902,075
                                                                                           ===========    ===========

                   Notes to Consolidated Financial Statements

                     Six months ended June 30, 2002 and 2001

Organization
------------

Realmark Property Investors Limited Partnership-II (the Partnership), a Delaware limited partnership was formed on March 25, 1982, to invest in a diversified portfolio of income-producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

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

Property and Equipment
----------------------

At June 30, 2002, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership VI-A (RPILP VI-A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture. In 2001, the Venture sold a portion of its land, with a gain of $202,000 allocated to the Partnership.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and six month periods ended June 30, 2002 was approximately $46,000 and $92,000, respectively. Depreciation expense not recorded during the three and six month periods ended June 30, 2001 and was approximately $50,000 and $100,000, respectively. The sale agreement previously reported for Northwind Office Park was terminated.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                               Balance Sheet Information
                               -------------------------
                                                                          June 30,     December 31,
                                                                            2002           2001
                                                                        -----------    -----------
            Net property, held for sale                                 $ 1,473,368      1,473,368
            Cash and equivalents                                             13,965         55,158
            Escrow deposits                                                 899,600        876,539
            Other assets                                                    198,804        252,727
                                                                        -----------    -----------
                 Total assets                                           $ 2,585,737      2,657,792
                                                                        ===========    ===========
            Liabilities:
                 Mortgage loan payable                                    5,208,707      5,254,865
                 Accounts payable and accrued expenses                       73,422        134,234
                                                                        -----------    -----------
                                                                          5,282,129      5,389,099
                                                                        -----------    -----------
            Partners' deficit:
                 The Partnership                                         (1,248,781)    (1,266,238)
                 RPILP VI-A                                              (1,447,611)    (1,465,069)
                                                                        -----------    -----------
                                                                         (2,696,392)    (2,731,307)
                                                                        -----------    -----------
                 Total liabilities and partners' deficit                $ 2,585,737      2,657,792
                                                                        ===========    ===========

                              Operating Information
                              ---------------------

                                            Three months ended June 30,       Six months ended June 30,
                                            ---------------------------       -------------------------
                                                2002           2001               2002          2001
                                              --------       --------           --------      --------
Rental income                                 $199,907        182,620            361,646       401,240
Other                                           47,283         49,037             94,988        95,678
                                              --------       --------           --------      --------
     Total income                              247,190        231,657            456,634       496,918
                                              --------       --------           --------      --------
Property operating costs                        42,033         30,177             80,293        59,161
Interest                                       108,276        110,241            216,405       220,121
Administrative                                  28,841         13,973             39,022        32,966
                                              --------       --------           --------      --------
     Total expenses                            179,150        154,391            335,720       312,248
                                              --------       --------           --------      --------
     Net income                               $ 68,040         77,266            120,914       184,670
                                              ========       ========           ========      ========

  Allocation of net income:
       RPILP II                                 34,020         38,633             60,457        92,335
       RPILP VI-A                               34,020         38,633             60,457        92,335
                                              --------       --------           --------      --------
                                              $ 68,040         77,266            120,914       184,670
                                              ========       ========           ========      ========

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The net proceeds from the sale in 2001 of Foxhunt and a portion of the Research Triangle land, were distributed to the Partnership and the minority interest in the joint venture. The cash proceeds received by the Partnership were used to satisfy delinquent Northwind liabilities, primarily real estate taxes, and to complete improvements to the Northwind property. Although cash decreased approximately $57,000 during the first six months of 2002, the partnership has adequate cash remaining from the sales proceeds to fund capital improvements and to make scheduled debt payments. The Partnership made no distributions to the limited partners in 2002 or 2001.

Results of Operations
---------------------

As compared to the first six months of 2001, the Partnership's loss, excluding Foxhunt Apartments, which was sold in March 2001, and before equity in earnings from joint ventures decreased approximately $74,000 from a loss of $53,000 in 2001 to income of $21,000 in 2002.

Rental income at Northwind Office Park increased approximately $88,000 for the first six months due to an increase in average rental rates. Other income decreased $39,000, due primarily to $23,000 in insurance proceeds received in June 2001 and a $16,000 decrease in interest income. The increase in income was offset by an increase in property operating costs of $25,000, and a decrease in interest expense of $6,000. The increase in property operating costs was primarily attributable to an increase in payroll expense and cleaning costs. Administrative expenses were consistent for the six months ended June 30, 2002 and 2001.

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

Item 5.  Other Information
         -----------------

The Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 is attached as an exhibit in this report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II


    August 14, 2002                              /s/ Joseph M. Jayson
    ---------------                              ----------------------------
          Date                                   Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer

                                     Exhibit





REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.



        In connection with the Quarterly Report of Realmark Property Investors Limited Partnership - II (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Jayson, Individual General Partner and Principal Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Partnership.


    August 14, 2002                              /s/ Joseph M. Jayson
    ---------------                              ----------------------------
          Date                                   Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer