Form 10-Q
period 2002-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2002-11-15
CIK 704165

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2002

Commission File Number: 0-11909


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                             16-1212761
       --------                                             ----------
(State of organization)                        (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
-----------------------------------------------------  -----
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                                            Condensed Consolidated Balance Sheets
                                            -------------------------------------
                                                                                            September 30,       December 31,
                                                                                                2002               2001
                                                                                          -----------------  ------------------
                     Assets
--------------------------------------------------
Cost of property and equipment, all held for sale                                         $      4,710,296           4,701,829
Less accumulated depreciation                                                                    2,531,480           2,531,480
                                                                                          -----------------  ------------------
                                                                                                 2,178,816           2,170,349
Cash and equivalents                                                                               259,992             330,328
Other assets                                                                                       139,714             118,337
                                                                                          -----------------  ------------------
     Total assets                                                                         $      2,578,522           2,619,014
                                                                                          =================  ==================
        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loans payable                                                                              96,178             237,634
Accounts payable and accrued expenses                                                               84,110              82,284
Other liabilities                                                                                  107,783             106,215
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                                     1,116,457           1,143,543
Partners' equity                                                                                 1,173,994           1,049,338
                                                                                          -----------------  ------------------
     Total liabilities and partners' equity                                               $      2,578,522           2,619,014
                                                                                          =================  ==================

                                       Condensed Consolidated Statements of Operations
                                       -----------------------------------------------

                                                             Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                         ------------------------------------ ---------------------------------
                                                               2002              2001              2002              2001
                                                         ----------------- ------------------ ----------------  ---------------
Rental income                                            $        226,840       219,374               669,293          819,109
Other income                                                        1,410         9,225                 7,477           63,264
                                                         ----------------- ------------------ ----------------  ---------------
     Total income                                                 228,250       228,599               676,770          882,373
                                                         ----------------- ------------------ ----------------  ---------------
Property operating costs                                          153,470       177,016               426,427          640,350
Administrative expense - affiliates                                31,615        39,940                92,961          120,005
Other administrative expense                                       20,783        67,094               103,589          158,040
Interest                                                            3,626         7,467               14,223           107,567
                                                         ----------------- ------------------ ----------------  ---------------
     Total expenses                                               209,494       291,517               637,200        1,025,962
                                                         ----------------- ------------------ ----------------  ---------------
Operating income (loss)                                            18,756       (62,918)               39,570         (143,589)
Gain on sale of property of consolidated joint venture                 --            --                    --        4,765,442
Minority interest in consolidated
      joint venture net income                                         --            --                    --         (546,503)
Equity in earnings of joint ventures                               25,021        38,449                85,086          333,492
                                                         ----------------- ------------------ ----------------  ---------------
     Net income (loss)                                   $         43,777       (24,469)              124,656        4,408,842
                                                         ================= ================== ================  ===============
Net income (loss) per limited partnership unit           $           4.25         (2.37)                12.09           427.66
                                                         ================= ================== ================  ===============
Weighted average limited partnership units                         10,000        10,000                10,000           10,000
                                                         ================= ================== ================  ===============

                                     Condensed Consolidated Statements of Cash Flows
                                     -----------------------------------------------

                                                                                        Nine months ended September 30,
                                                                                -------------------------------------------
                                                                                          2002                 2001
                                                                                -------------------------------------------
Cash provided (used) by:
Operating activities:
     Net income                                                                 $            124,656             4,408,842
     Adjustments:
       Net nonoperating gains                                                                (85,086)           (4,552,431)
       Other, principally changes in other assets and liabilities                            (17,983)             (418,686)
                                                                                -------------------------------------------
          Net cash provided (used) by operating activities                                    21,587              (562,275)
                                                                                -------------------------------------------
Investing activities:
     Additions to property and equipment                                                      (8,467)              (66,320)
     Net proceeds from sale of property and joint venture interest                                --             7,084,969
     Distribution from joint ventures                                                         58,000               391,500
                                                                                -------------------------------------------
          Net cash provided by investing activities                                           49,533             7,410,149
                                                                                -------------------------------------------
Financing activities:
     Principal payments on mortgage loans                                                   (141,456)           (6,079,081)
     Distribution to minority interest in consolidated venture                                    --              (648,066)
                                                                                -------------------------------------------
          Net cash used in financing activities                                             (141,456)           (6,727,147)
                                                                                -------------------------------------------
Net increase (decrease) in cash and equivalents                                              (70,336)              120,727
Cash and equivalents at beginning of period                                                  330,328               157,549
                                                                                -------------------------------------------
Cash and equivalents at end of period                                           $            259,992               278,276
                                                                                ===========================================

                   Notes to Consolidated Financial Statements

                  Nine months ended September 30, 2002 and 2001

Organization
------------

Realmark Property Investors Limited Partnership-II (the Partnership), a Delaware limited partnership was formed on March 25, 1982, to invest in a diversified portfolio of income-producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner.) Joseph M. Jayson is sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

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

Property and Equipment
----------------------

At September 30, 2002, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership VI-A (RPILP VI-A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture. In 2001, the Venture sold a portion of its land, with a gain of $202,000 allocated to the Partnership.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and nine month periods ended September 30, 2002 was approximately $46,000 and $138,000, respectively. Depreciation of the Northwind property not recorded during the three and nine month periods ended September 30, 2001 was approximately $45,000 and $130,000, respectively. The sale agreement previously reported for Northwind Office Park was terminated.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 145, 146 and 147 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, and acquisitions of certain financial institutions will become effective for the Partnership in the first quarter of 2003. The Partnership is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                    Balance Sheet Information
                    -------------------------
                                                                    September 30,         December 31,
                                                                        2002                  2001
                                                                 ------------------    -----------------
Net property, held for sale                                      $       1,473,368            1,473,368
Cash and equivalents                                                         6,633               55,158
Escrow deposits                                                            907,891              876,539
Other assets                                                               209,702              252,727
                                                                 ------------------    -----------------
     Total assets                                                $       2,597,594            2,657,792
                                                                 ==================    =================
Liabilities:
     Mortgage loan payable                                               5,186,079            5,254,865
     Accounts payable and accrued expenses                                  85,996              134,234
                                                                 ------------------    -----------------
                                                                         5,272,075            5,389,099
                                                                 ------------------    -----------------
Partners' deficit:
     The Partnership                                                    (1,237,825)          (1,266,238)
     RPILP VI-A                                                         (1,436,656)          (1,465,069)
                                                                 ------------------    -----------------
                                                                        (2,674,481)          (2,731,307)
                                                                 ------------------    -----------------
     Total liabilities and partners' deficit                     $       2,597,594            2,657,792
                                                                 ==================    =================

Investment in Research Triangle Industrial Park Joint Venture, Continued
------------------------------------------------------------------------

     Operating Information
     ---------------------

                                   Three months ended Sept. 30,          Nine months ended Sept. 30,
                                ----------------------------------    ---------------------------------
                                    2002               2001               2002               2001
                                -------------     ----------------    -------------      --------------
Rental income                   $    236,943              218,620          598,589             655,860
Other                                  5,780               48,457          100,768             144,135
                                -------------     ----------------    -------------      --------------
     Total income                    242,723              267,077          699,357             799,995
                                -------------     ----------------    -------------      --------------
Property operating costs              59,203               31,570          139,496              90,731
Interest                             108,990              111,761          325,395             331,882
Administrative                        22,618               46,846           61,640             115,812
                                -------------     ----------------    -------------      --------------
     Total expenses                  190,811              190,177          526,531             538,425
                                -------------     ----------------    -------------      --------------
     Net income                 $     51,912               76,900          172,826             261,570
                                =============     ================    =============      ==============
Allocation of net income:
     RPILP II                         25,956               38,450           86,413             130,785
     RPILP VI-A                       25,956               38,450           86,413             130,785
                                -------------     ----------------    -------------      --------------
                                $     51,912               76,900          172,826             261,570
                                =============     ================    =============      ==============

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The net proceeds from the sale in 2001 of Foxhunt and a portion of the Research Triangle land, were distributed to the Partnership and the minority interest in the joint venture. The cash proceeds received by the Partnership were used to satisfy delinquent Northwind liabilities, primarily real estate taxes, and to complete improvements to the Northwind property. Although cash decreased approximately $70,000 during the first nine months of 2002, the partnership has adequate cash remaining from the sales proceeds to fund capital improvements and to make scheduled debt payments. The Partnership made no distributions to the limited partners in 2002 or 2001.

Results of Operations
---------------------

As compared to the first nine months of 2001, the Partnership's loss, excluding Foxhunt Apartments, which was sold in March 2001, and before equity in earnings from joint ventures decreased approximately $158,000 from a loss of $118,000 in 2001 to income of $40,000 in 2002.

Rental income at Northwind Office Park increased approximately $98,000 for the first nine months due to an increase in average rental rates and occupancy. Other income decreased $47,000, due primarily to $23,000 insurance proceeds received in June 2001 and a $24,000 decrease in interest income. Total expenses decreased $107,000 as a result of a decrease in property operating costs of $51,000, a decrease in administrative expenses to affiliates of $9,000, a decrease in other administrative expenses of $37,000, and a decrease in interest expense of $10,000. The decrease in administrative expenses was a result of a decrease in professional fees.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART I - Item 4. Controls and Procedures
                 -----------------------

Within the 90 days prior to the filing date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Joseph M. Jayson (the Partnership's Individual General Partner and Principal Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership (including its consolidated subsidiaries) required to be included in the Partnership's periodic SEC filings. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2001. Subsequent to September 30, 2002, the court appointed a sales agent to work with the General Partners to continue to sell the Partnership's remaining properties.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  (a)      Exhibits

                           99.1 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                           99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II


November 14, 2002                         /s/ Joseph M. Jayson
-----------------                         --------------------
     Date                                 Joseph M. Jayson,
                                          Individual General Partner and
                                          Principal Financial Officer