Form 10-K
period 2002-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2003-03-31
CIK 704165

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-11909

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

      Delaware                                            16-1212761
      --------                                            ----------
(State of Formation)                          (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York 14068
-------------------------
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)


                       DOCUMENTS INCORPORATED BY REFERENCE
        See Item 15 for a list of all documents incorporated by reference

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2002, the Partnership, either directly or through its limited liability subsidiary company, owned an office complex in Michigan (Northwind Office Park), and is a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina. The Partnership had an 88.5% interest in Foxhunt Apartments Joint Venture that owned a 250 unit apartment complex in Kettering, Ohio. This is a consolidated subsidiary and the property was sold on March 1, 2001. A portion of the interest in the Research Triangle Land Joint Venture was also sold in March 2001. All of the other properties are currently being actively marketed for sale.

         It is anticipated that the Partnership will be entering into sales contracts in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2002, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2002 were employees of the Corporate General Partner or its affiliates.

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:

                                      2002           2001             2000
                                      ----           ----             ----

Northwind Office Park                 100%            76%              34%
Foxhunt Apartments                     --             24%              66%

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

ITEM 2:  PROPERTIES
-------  ----------

         As of December 31, 2002, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. At December 31, 2002, Northwind was 74% occupied. The 2001 and 2000 year end occupancy rates were 87% and 90%, respectively.

         There was a 9.75% first mortgage loan on the Northwind property which matured in December 2002. The 9% second mortgage loan on the property had a balance of $73,058 at December 31, 2002 and matured in September 1995. While no extension of the due date has been granted and the balance is currently payable on demand, the Partnership continues to make monthly principal and interest payments on the loan.

         The Research Triangle Industrial Park Joint Venture owns a 117,000 square foot office/warehouse distribution building in Raleigh, North Carolina. The building has been 100% occupied for several years. The first mortgage loan on the property had a balance of $5,161,824 at December 31, 2002.

         The Research Triangle Land Joint Venture owns unencumbered land near the site of Research Triangle Industrial Park Joint Venture's building.

ITEM 3:  LEGAL PROCEEDINGS
-------  -----------------

         As previously reported, the Partnership, as a nominal defendant, the general partners of the Partnership and of affiliated public partnerships, (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

         On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the Court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnership's remaining properties.

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2002, there were 1,062 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2002, 2001 or 2000.

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

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                         At or for the years ended December 31,
                                      -------------------------------------------------------------------------
                                           2002           2001            2000          1999           1998
                                      -------------------------------------------------------------------------
Balance sheet data
Net rental property                    $ 2,186,727      2,170,349      4,534,501      4,583,491      4,689,806
Total assets                             2,592,896      2,619,014      4,907,962      5,039,970      5,782,341
Mortgage loans payable                      73,058        237,634      6,361,767      6,569,638      6,710,685
Partners' equity (deficit)               1,225,570      1,049,338     (3,460,292)    (3,336,480)    (2,815,029)
                                      ========================================================================
Operating data
Rental income                              880,401      1,050,604      2,204,179      1,993,775      1,786,424

Other income                                 8,368         41,874         76,160        134,745        144,297
                                      ------------------------------------------------------------------------
Total revenue                              888,769      1,092,478      2,280,339      2,128,520      1,930,721
                                      ------------------------------------------------------------------------
Property operating costs                   557,457        662,336      1,284,066      1,434,757      1,535,654

Depreciation                                    --             --        176,647        262,181        215,334

Interest expense                            15,933        117,342        581,572        709,493        960,557

Administrative expenses                    278,277        335,555        489,572        420,104        414,109
                                      ------------------------------------------------------------------------
Total expenses                             851,667      1,115,233      2,531,857      2,826,535      3,125,654
                                      ------------------------------------------------------------------------
Income (loss) before joint venture
operations and gain on sale of
property                                    37,102        (22,755)      (251,518)      (698,015)    (1,194,933)
Equity in earnings of unconsolidated
joint ventures                             139,130        317,105        131,175        122,437         87,609
Minority interest in
consolidated venture operations                 --       (545,015)        (3,469)        54,127        108,517

Gain on sale of property                        --      4,760,295             --             --             --
                                      ------------------------------------------------------------------------
Net income (loss)                      $   176,232      4,509,630       (123,812)      (521,451)      (998,807)
                                      ========================================================================
Cash flow data
Net cash provided (used) by:

Operating activities                       (22,072)      (408,352)       216,778       (173,320)      (797,509)

Investing activities                        91,622      7,351,841         10,991        176,088        149,240
Financing activities                      (164,576)    (6,770,710)      (211,321)      (360,043)     1,146,645
                                      ------------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                        $   (95,026)       172,779         16,448       (357,275)       498,376
                                      ========================================================================
Per limited partnership unit:
Net income (loss)                      $     17.09         389.11         (12.01)        (50.58)        (96.88)
                                      ========================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. Foxhunt Apartments has been actively marketed for sale since January 1, 1999 and on March 1, 2001, the Partnership sold the property to an unaffiliated entity, for cash of $7,600,000. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the proceeds available to the Partnership and its joint venture partner amounted to approximately $1.1 million. The proceeds from the sale were distributed to the Partnership and the minority interest in the joint venture after satisfying the remaining net liabilities from Foxhunt. The cash proceeds received by the Partnership were used to satisfy delinquent Northwind liabilities, primarily real estate taxes, and to complete improvements to the Northwind property. Additionally, a portion of the Research Triangle land was sold on March 16, 2001 for a gain of $180,199. The Partnership made no distributions to limited partners in 2002, 2001 or 2000. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
----------------------

         The results of operations of the Partnership, excluding equity in earnings from joint ventures for the year ended December 31, 2002, produced a net income of $37,102. The results compare to a net loss of $22,755 in 2001 and a net loss, excluding depreciation, of $74,871 in 2000.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2002 as compared to 2001
------------------------

         Rental income, excluding Foxhunt Apartments (the "Sold Asset" in March
2001) increased approximately 11% due to an increase in average rental rates at Northwind. Other income, excluding the Sold Asset, decreased by approximately $25,000 in 2002 due to a decrease in cash which provided less interest income during the year.

         Total expenses, excluding the operations for the Sold Asset, increased approximately 2% for the year ended December 31, 2002. Property operations increased approximately 11% due primarily to an increase in payroll, utilities, and contracted service work at Northwind. Other administrative expense, increased approximately 5% due to increased professional fees and advertising. Administrative expense to affiliated parties, decreased approximately $23,000. Portfolio management expenses decreased due to the Sold Asset. Interest expense decreased approximately $19,000 due to the final payment, in October 2002, of one of the Northwind mortgages.

2001 as compared to 2000
------------------------

         Rental income decreased 52% for the year ended December 31, 2001 as compared to 2000. Excluding the Sold Asset, rental income increased approximately 4% due to occupancy during the year remaining at approximately 90% at Northwind. Other income, excluding the Sold Asset, increased by approximately $22,000 in 2001 due to an increase in the amount of interest income received during the year.

         Total expenses, excluding the operations for the Sold Asset, decreased approximately 21% for the year ended December 31, 2001. Property operations decreased approximately 8% due primarily to a decrease in repairs and maintenance work and contracted service work at Northwind. Depreciation expense, excluding the Sold Asset, decreased due to Northwind being held for sale and no depreciation expense being taken in 2001. Other administrative expense, excluding the Sold Asset, decreased approximately 26% due to decreased professional fees. Administrative expense to affiliated parties, excluding the Sold Asset, increased approximately $58,000 because of an allocation revision and an increase in management fees due to an increase in rental income. Interest expense decreased approximately $12,000 due to a larger portion of each mortgage payment being applied towards principal due to amortization of the mortgage at Northwind.

Joint Ventures
--------------

         The Research Triangle Industrial Park Joint Venture experienced 100% occupancy in 2002. Its net income increased 5% for the year. Rental income increased approximately 8% in 2002 due the sole tenant of Research Triangle renewing their lease. Total expenses increased 9% mainly due to legal fees and commissions from the lease renewal. Because the joint venture has had net income during each of the last three years, the Partnership's 50% equity has enabled the Partnership to receive cash distributions from the Venture of $108,000 in 2002, $104,500 in 2001 and $135,000 in 2000.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loans on the Partnership's properties are fixed rate and therefore, are not subject to market risk.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         Listed under Item 15 of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2002, are listed below. Each director is subject to election on an annual basis.

                               Title of All Positions Held with
Name                             the Corporate General Partner             Year First Elected to Position
----                           --------------------------------            ------------------------------
Joseph M. Jayson           Chairman of the Board, President and Treasurer                 1979

Judith P. Jayson           Vice President and Director                                    1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 64, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 40 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 40 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 21 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 62, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 31 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2002. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 912 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2002. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2002, owned 8 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

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

ITEM 14: CONTROLS AND PROCEDURES
-------- -----------------------

         Within the 90 days prior to the filing date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Joseph M. Jayson (the Partnership's Individual General Partner and Principal Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                             Page
         ---------------------------------                                             ----
         Independent Auditors' Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2002 and 2001                   F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 2002, 2001 and 2000                                      F-3
         Consolidated Statements of Partners' Equity for the years
                  ended December 31, 2002, 2001 and 2000                                F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2002, 2001 and 2000                                      F-5
         Notes to Consolidated Financial Statements                                     F-6

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation               F-16

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K
         -------------------

         None.

(c)      Exhibits
         --------

         2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

            (a) Stipulation of Settlement Agreement dated August 29, 2001 is incorporated herein by reference.

            (b) Order and Final Judgment Approving Settlement and Awarding Fees and Expenses dated November 29, 2001 is incorporated herein by reference.

         4. Instruments defining the rights of security holders, including indentures

            (a) First Amended and Restated Agreement and Certificate of Limited Partnership filed with the Registration Statement of the Registrant Form S-11, filed September 30, 1982 and subsequently amended, is incorporated herein by reference.

        10. Material contracts

            (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date is incorporated herein by reference.

        99. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - II


By:      /s/ Joseph M. Jayson                                     March 31, 2003
         -------------------------------------                    --------------
         JOSEPH M. JAYSON,                                              Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                     March 31, 2003
         -------------------------------------                    --------------
         JOSEPH M. JAYSON,                                              Date
         President, Treasurer and Director

         /s/ Judith P. Jayson                                     March 31, 2003
         -------------------------------------                    --------------
         JUDITH P. JAYSON,                                              Date
         Vice President and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Joseph M Jayson, Individual General Partner and Principal Financial Officer of Realmark Property Investors Limited Partnership - II, hereby certify that:

     1. I have reviewed this annual report on Form 10-K of Realmark Property Investors Limited Partnership - II;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and I have:

          a. Designed such disclosure controls and procedures to ensure the material information relating to the Partnership, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                    /s/ Joseph M. Jayson
--------------                                    --------------------
    Date                                          Joseph M. Jayson
                                                  Individual General Partner and
                                                  Principal Financial Officer

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited
    Partnership - II:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - II and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 8 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.





                                                    TOSKI, SCHAEFER & CO., P.C.

Williamsville, New York
March 25, 2003

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                           Assets                                                      2002          2001
                           ------                                                      ----          ----
Property and equipment, at cost, all held for sale:
     Land                                                                            $  460,515      460,515
     Buildings and improvements                                                       4,247,742    4,233,421
     Furniture and equipment                                                              9,950        7,893
                                                                                     ----------   ----------

                                                                                      4,718,207    4,701,829
     Less accumulated depreciation                                                    2,531,480    2,531,480
                                                                                     ----------   ----------

                           Net property and equipment                                 2,186,727    2,170,349

Cash and equivalents                                                                    235,302      330,328
Accounts receivable, net of allowance for doubtful accounts of
     $16,300 in 2001                                                                        658        3,680
Receivables from affiliated parties                                                      98,495       49,866
Escrow deposits                                                                          13,719       11,406
Other assets                                                                             57,995       53,385
                                                                                     ----------   ----------

                           Total assets                                              $2,592,896    2,619,014
                                                                                     ==========   ==========

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                                              73,058      237,634
     Accounts payable and accrued expenses                                               81,681       82,284
     Security deposits and prepaid rents                                                100,174      106,215
                                                                                     ----------   ----------

                           Total liabilities                                            254,913      426,133
                                                                                     ----------   ----------

Losses of unconsolidated joint ventures in excess of investment                       1,112,413    1,143,543

Partners' equity:
     General partners                                                                   359,249      353,962
     Limited partners                                                                   866,321      695,376
                                                                                     ----------   ----------

                           Total partners' equity                                     1,225,570    1,049,338
                                                                                     ----------   ----------

                           Total liabilities and partners' equity                    $2,592,896    2,619,014
                                                                                     ==========   ==========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Years ended December 31, 2002, 2001 and 2000

                                                                               2002         2001          2000
                                                                               ----         ----          ----
Income:
     Rental                                                                 $  880,401    1,050,604     2,204,179
     Interest and other                                                          8,368       41,874        76,160
                                                                            ----------   ----------    ----------

                           Total income                                        888,769    1,092,478     2,280,339
                                                                            ----------   ----------    ----------
Expenses:
     Property operations                                                       557,457      662,336     1,284,066
     Interest                                                                   15,933      117,342       581,572
     Depreciation                                                                   --           --       176,647
     Administrative:
         Affiliated parties                                                    127,113      168,454       205,962
         Other                                                                 151,164      167,101       283,610
                                                                            ----------   ----------    ----------

                           Total expenses                                      851,667    1,115,233     2,531,857
                                                                            ----------   ----------    ----------
Income (loss) before equity in earnings of
     unconsolidated joint ventures, minority
     interest in consolidated joint venture
     operations, and gain on sale of property                                   37,102      (22,755)     (251,518)

Equity in earnings of unconsolidated joint ventures                            139,130      317,105       131,175

Minority interest in consolidated joint
     venture operations                                                             --     (545,015)       (3,469)

Gain on sale of property                                                            --    4,760,295            --
                                                                            ----------   ----------    ----------

                           Net income (loss)                                $  176,232    4,509,630      (123,812)
                                                                            ==========   ==========    ==========

Net income (loss) per limited partnership unit                              $    17.09       389.11        (12.01)
                                                                            ==========   ==========    ==========
Weighted average number of limited partnership
     units outstanding                                                          10,000       10,000        10,000
                                                                            ==========   ==========    ==========







See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2002, 2001 and 2000

                                                                        General         Limited Partners
                                                                        Partners       Units       Amount
                                                                        --------       -----       ------
Balances at December 31, 1999                                         $ (260,850)       10,000   (3,075,630)

Net loss                                                                  (3,714)           --     (120,098)
                                                                      ----------    ----------   ----------

Balances at December 31, 2000                                           (264,564)       10,000   (3,195,728)

Net income                                                               618,526            --    3,891,104
                                                                      ----------    ----------   ----------

Balances at December 31, 2001                                            353,962        10,000      695,376

Net income                                                                 5,287            --      170,945
                                                                      ----------    ----------   ----------

Balances at December 31, 2002                                         $  359,249        10,000      866,321
                                                                      ==========    ==========   ==========




















See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000

                                                                         2002         2001           2000
                                                                         ----         ----           ----
Cash flows from operating activities:
     Net income (loss)                                                $  176,232     4,509,630      (123,812)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                    10,379        10,262       190,793
         Equity in earnings of joint ventures                           (139,130)     (317,105)     (138,309)
         Minority interest in consolidated joint venture operations           --       545,015         3,469
         Gain on sale of property                                             --    (4,760,295)           --
         Changes in:
           Accounts receivable                                             3,022         8,457        (1,658)
           Receivables from affiliated parties                           (48,629)       14,605        91,651
           Escrow deposits                                                (2,313)      (12,917)         (764)
           Other assets                                                  (14,989)      (55,864)       (3,909)
           Accounts payable and accrued expenses                            (603)     (398,578)      219,863
           Security deposits and prepaid rents                            (6,041)       48,438       (20,546)
                                                                      ----------    ----------    ----------
                           Net cash provided by (used in)
                               operating activities                      (22,072)     (408,352)      216,778
                                                                      ----------    ----------    ----------
Cash flows from investing activities:
     Proceeds from sale of property                                           --     7,084,969            --
     Additions to property and equipment                                 (16,378)      (81,848)     (124,009)
     Distributions from joint venture                                    108,000       348,720       135,000
                                                                      ----------    ----------    ----------

                           Net cash provided by investing
                               activities                                 91,622     7,351,841        10,991
                                                                      ----------    ----------    ----------
Cash flows from financing activities:
     Distributions to minority interest in consolidated
         joint venture                                                        --      (646,577)       (3,450)
     Principal payments on mortgage loan                                (164,576)   (6,124,133)     (207,871)
                                                                      ----------    ----------    ----------

                           Net cash used in financing
                               Activities                               (164,576)   (6,770,710)     (211,321)
                                                                      ----------    ----------    ----------

Net increase (decrease) in cash and equivalents                          (95,026)      172,779        16,448

Cash and equivalents at beginning of year                                330,328       157,549       141,101
                                                                      ----------    ----------    ----------

Cash and equivalents at end of year                                   $  235,302       330,328       157,549
                                                                      ==========    ==========    ==========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                          $   14,175       111,184       528,462
                                                                      ==========    ==========    ==========
      Property and equipment financed by
          accounts payable                                            $       --            --         3,648
                                                                      ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


(1)  Formation and Operation of Partnership
-------------------------------------------

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

(2)  Summary of Significant Accounting Policies
-----------------------------------------------

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

     (b) Estimates
     -------------

         The preparation of financial statements in conformity with generally accepted accounting principles in requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     --------------------------

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (c) Property and Equipment, Continued
     -------------------------------------

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2002, no impairment in value has been recognized.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale of disposition" are no longer depreciated. All the properties were held for sale in 2002 and 2001.

     (d) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
     ---------------------------

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgages.

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

     (g) Minority Interest in Consolidated Joint Venture
     ---------------------------------------------------

         The minority interest in a consolidated joint venture formed to operate Foxhunt Apartments is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses and distributions. Foxhunt Apartments was sold in 2001.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (h) Rental Income
     -----------------

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

     (j) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2002.

     (k) Income Allocation and Distributable Cash Flow
     -------------------------------------------------

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

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 8), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2002, 2001 or 2000.

     (l) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2002, net assets for financial reporting purposes were $739,282 more than the tax bases of the net assets.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (m) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

     (n) Recent Pronouncements
     -------------------------

         In June 2001, the Financial Accounting Standards Board (FASB) issued
              Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
              Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates extraordinary accounting treatment for reporting a gain or loss on debt extinguishments and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe applicability under changed conditions. Debt extinguishments reported as extraordinary items prior to scheduled adoption of SFAS No. 145 would be reclassified in most cases following adoption. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
              Associated with Exit or Disposal Activities." SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for fiscal years beginning after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for
              Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

         The Partnership does not believe that these pronouncements will have a material impact on its financial position, cash flows, or results of operations.

(3)  Investments in Real Estate
-------------------------------

     On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported on continuing operations or in discontinued operations. This standard does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121. The adoption of this standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the year ended December 31, 2002.

     Since 1992, Partnership had held an 88.5% interest in a consolidated joint venture, Realmark/Foxhunt Limited Partnership ("Foxhunt"). The Partnership acquired its interest by transferring to Foxhunt beneficial title to an apartment complex property in Ohio. The 11.5% minority interest in Foxhunt was owned by Realmark Property Investors Limited Partnership VI-B, a publicly held entity affiliated with the Partnership through common general partners. Effective January 1, 1999, the Partnership entered into a plan to dispose of the property of Foxhunt Apartments. On March 1, 2001, the property was sold to an unaffiliated entity for $7,600,000, and the Partnership recognized a related gain on the sale amounting to $4,760,295.

     Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park. The carrying value of the assets of Northwind Office Park was $2,186,727 at December 31, 2002, and the property generated net income of $201,167 during the year then ended.

     Depreciation expense, not recorded during the disposal periods on Foxhunt
         Apartments and Northwind Office Park amounted to $184,000, $215,000 and $212,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

     All of the properties were classified as property held for sale prior to the adoption of SFAS No. 144 and continue to be actively marketed for sale. Accordingly their results of operations have been recorded in continuing operations.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(4)  Investments in Joint Ventures
----------------------------------

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

         Summary financial information of the Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                            December 31
                                                                            -----------
                           Assets                                      2002              2001
                           ------                                      ----              ----
Property, net of accumulated depreciation                            $ 1,473,368      1,473,368
Cash and equivalents                                                      34,606         55,158
Escrow deposits                                                          861,615        876,539
Other assets                                                             272,481        252,727
                                                                     -----------    -----------

                           Total assets                              $ 2,642,070      2,657,792
                                                                     ===========    ===========


         Liabilities and Partners' Deficit
         ---------------------------------

Liabilities:
     Mortgage loan payable                                             5,161,824      5,254,865
     Accounts payable and accrued expenses                               140,633        134,234
                                                                     -----------    -----------

                           Total liabilities                           5,302,457      5,389,099
                                                                     -----------    -----------

Partners' deficit:
     The Partnership                                                  (1,230,778)    (1,266,238)
     RPILP - VI A                                                     (1,429,609)    (1,465,069)
                                                                     -----------    -----------

                           Total partners' deficit                    (2,660,387)    (2,731,307)
                                                                     -----------    -----------

                           Total liabilities and partners' deficit   $ 2,642,070      2,657,792
                                                                     ===========    ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(4)  Investments in Joint Ventures, Continued
---------------------------------------------

     (a) Unconsolidated Joint Ventures, Continued
     --------------------------------------------

                              Operating Information
                              ---------------------

                                                                            Years ended December 31,
                                                                            ------------------------
                                                                         2002        2001        2000
                                                                         ----        ----        ----
Income:
     Rental                                                            $ 975,220     899,322   1,026,251
     Other                                                                 5,335      11,812      13,456
                                                                       ---------   ---------   ---------

                           Total income                                  980,555     911,134   1,039,707
                                                                       ---------   ---------   ---------
Expenses:
     Property operations                                                 178,923     127,047     133,400
     Interest                                                            433,798     442,817     450,766
     Depreciation                                                             --          --     100,518
     Administrative:
         Affiliated parties                                               54,867      47,449      67,413
         Other                                                            26,047      20,009      10,992
                                                                       ---------   ---------   ---------

                           Total expenses                                693,635     637,322     763,089
                                                                       ---------   ---------   ---------

                           Net income                                  $ 286,920     273,812     276,618
                                                                       =========   =========   =========

Allocation of net income:
     The Partnership                                                     143,460     136,906     138,309
     RPILP - VI A                                                        143,460     136,906     138,309
                                                                       ---------   ---------   ---------

                           Total                                       $ 286,920     273,812     276,618
                                                                       =========   =========   =========

A reconciliation of the Partnership's investment in Research Triangle
     Industrial Park Joint Venture is as follows:

                                                                           2002          2001           2000
                                                                           ----          ----           ----
Losses in excess of investment at
    beginning of year                                                  $(1,266,238)    (1,298,644)    (1,301,953)
Allocated net income                                                       143,460        136,906        138,309
Distribution from joint venture                                           (108,000)      (104,500)      (135,000)
                                                                       -----------    -----------    -----------
Losses in excess of investment at
    end of year                                                        $(1,230,778)    (1,266,238)    (1,298,644)
                                                                       ===========    ===========    ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(4)  Investments in Joint Ventures, Continued
---------------------------------------------

     (a) Unconsolidated Joint Ventures, Continued

         In 1992, the Partnership entered into an agreement with the Adaron
              Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. In 2001, a portion of the land was sold for a gain of $180,199. The Partnership's remaining investment in the land amounted to $118,365 and $122,695 at December 31, 2002 and 2001, respectively.

     (b) Minority Interest in Consolidated Joint Venture
     ---------------------------------------------------

         A reconciliation of the minority interest share in the Foxhunt Joint Venture is as follows:

              Balance at December 31, 1999                                         $  101,543

              Distributions                                                            (3,450)

              Allocated income                                                          3,469
                                                                                   ----------

              Balance at December 31, 2000                                            101,562

              Distributions                                                          (646,577)

              Allocated income                                                        545,015
                                                                                   ----------

              Balance at December 31, 2001                                         $       --
                                                                                   ==========

(5)  Mortgage Loans Payable
---------------------------

     Mortgage loans payable are as follows:

                                                                  Total              Balance
                                          Interest                monthly          December 31,
           Property collateral              rate     Maturity     payment       2002           2001
           -------------------              ----     --------     -------       ----           ----
         Northwind Office Park             9.75%       2002       $ 12,305    $      --       116,112
         Northwind Office Park             9.00%      Demand         4,779       73,058       121,522
                                                                  ========    ---------       -------

                                                                              $  73,058       237,634
                                                                              =========       =======

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(6)  Related Party Transactions
-------------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                                  2002             2001              2000
                                                                                  ----             ----              ----
         Property management fees based on a percent-
              age (generally 5%) of the rental income                           $ 53,157           82,191           111,513

         Reimbursement for cost of services to the Partnership that include investor relations, marketing of properties, supplies,
              professional fees, communications, accounting, printing,
              postage and other items                                             73,956           86,263            94,449
                                                                                --------         --------          --------

                                                                                $127,113          168,454           205,962
                                                                                ========         ========          ========

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from affiliated parties are payable on demand and bear interest at 11%.

     Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated at 1% of the mortgage loan amounts. No such fees were paid during the years ended December 31, 2002, 2001 and 2000.

     Property Disposition Fee
     ------------------------

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(7)  Leases
-----------

     All residential property rental agreements are for a duration of one year or less. In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 5 years. Future rentals to be received on noncancelable operating leases with terms of more than one year are as follows:

                           2003                               $    805,177
                           2004                                    401,303
                           2005                                    294,474
                           2006                                    128,995
                           2007                                     24,382
                                                              ============

(8)  Settlement of Lawsuit
--------------------------

     As previously reported, the Partnership, as a nominal defendant, the general partners of the Partnership and of affiliated public Partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

     On August 29, 2001, the parties entered into a Stipulation of Settlement
         (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement' (the "Hearing Order") and on November 29, 2001, the Court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of Partnerships' properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnerships' remaining properties.

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

                                                                                                                    Schedule III
                                                                                                                    ------------
              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                    Real Estate and Accumulated Depreciation
                                December 31, 2002



                                                                                       Gross amounts at which
                                   Initial Cost to         Cost                      Carried at Close of period
                                      Partnership      capitalized                   --------------------------
 Property                         -------------------  subsequent to                      Buildings and             Accumulated
Description      Encumbrances     Land      Buildings   acquisition  Retirements   Land    improvements     Total   depreciation
-----------      ------------     ----      ---------   -----------  -----------   ----    ------------     -----   ------------
Northwind
Office Park
E. Lansing, Ml    $    73,058    460,515     3,415,895    831,847           --    460,515    4,247,742    4,708,257   2,530,690
                  ===========  =========     =========    =======     ========    =======    =========    =========   =========
Research
Triangle JV
Raleigh, NC         5,161,824    750,612     4,920,738      9,329     (412,500)   338,112    4,930,067    5,268,179   3,794,811

Research Triangle
Land JV
Raleigh, NC                --    412,500            --     20,484     (194,842)   238,142           --      238,142          --
                  -----------  ---------     ---------    -------     --------    -------    ---------    ---------   ---------

                  $ 5,161,824  1,163,112     4,920,738     29,813     (607,342)   576,254    4,930,067    5,506,321   3,794,811
                  ===========  =========     =========    =======     ========    =======    =========    =========   =========

(RESTUBBED TABLE)

                                                          Life
                                                        on which
                                                      depreciation
                                                        in latest
                                 Date                 statement of
                                  of          Date     operations
                              construction  acquired   is computed
                              ------------  --------   -----------
Northwind
Office Park
E. Lansing, Ml                     1973       12/83          -- *
                                  =====       =====         =====
Research
Triangle JV
Raleigh, NC                        1983       12/83          -- *

Research Triangle
Land JV
Raleigh, NC                          --        8/92          --
                                  =====       =====         =====

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period, January 1, 2002 through December 31, 2002.

                                                                                               Schedule III, Cont.
                                                                                               -------------------
              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                    Real Estate and Accumulated Depreciation
                        December 31, 2002, 2001 and 2000


(1) Cost for Federal income tax purposes is $4,708,257.

(2) A reconciliation of the carrying amount of land and buildings as of December
    31, 2002, 2001 and 2000 follows:
                                                                              Partnership Properties
                                                                              ----------------------
                                                                      2002             2001              2000
                                                                      ----             ----              ----
     Balance at beginning of year                                 $ 4,693,936       10,128,864        10,009,100
     Additions                                                         14,321           78,200           119,764
     Dispositions (5)                                                      --       (5,513,128)               --
                                                                 ------------      -----------       -----------

     Balance at end of year                                      $  4,708,257        4,693,936        10,128,864
                                                                 ============      ===========       ===========

                                                                              Joint Venture Properties
                                                                              ------------------------
                                                                      2002             2001              2000
                                                                      ----             ----              ----
     Balance at beginning of year                                $  5,506,321        5,701,163         5,701,163
     Dispositions (6)                                                      --         (194,842)               --
                                                                 ------------      -----------       -----------

     Balance at end of year                                      $  5,506,321        5,506,321         5,701,163
                                                                 ============      ===========       ===========

(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2002, 2001 and 2000 follows:

                                                                              Partnership Properties
                                                                              ----------------------
                                                                      2002             2001              2000
                                                                      ----             ----              ----
     Balance at beginning of year                                $   2,530,690        5,613,710         5,437,852
     Dispositions (5)                                                       --       (3,083,020)               --
     Depreciation expense                                                   --               --           175,858
                                                                 -------------     ------------       -----------

     Balance at end of year (4)                                  $   2,530,690        2,530,690         5,613,710
                                                                 =============     ============       ===========

                                                                              Joint Venture Properties
                                                                              ------------------------
                                                                      2002               2001              2000
                                                                      ----               ----              ----
     Balance at beginning of year                                $   3,794,811        3,794,811         3,694,293
     Depreciation expense                                                   --               --           100,518
                                                                 -------------     ------------        ----------

     Balance at end of year (4)                                  $   3,794,811        3,794,811         3,794,811
                                                                 =============     ============        ==========

-----------
(4) Balance applies entirely to buildings and improvements.
(5) Sale of Foxhunt Apartments in 2001.
(6) Sale of portion of Research Triangle land in 2001.