Form 10-Q
period 2003-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2003-05-15
CIK 704165

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2003

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


2350 North Forest Road, Suite 12A, Getzville, New York 14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                                            Condensed Consolidated Balance Sheets
                                            -------------------------------------

                                                                                    (Unaudited)
                                                                                      March 31,            December 31,
                                                                                        2003                   2002
                                                                                  ---------------      -----------------
                        Assets
     ----------------------------------------------
     Property and equipment, all held for sale                                    $     4,724,397              4,718,207
     Less accumulated depreciation                                                      2,531,480              2,531,480
                                                                                  ---------------      -----------------
                                                                                        2,192,917              2,186,727
     Cash and equivalents                                                                 216,783                235,302
     Other assets                                                                         209,250                170,867
                                                                                  ---------------      -----------------
          Total assets                                                            $     2,618,950              2,592,896
                                                                                  ===============      =================

           Liabilities and Partners' Equity
     ----------------------------------------------
     Mortgage loan payable                                                                 60,121                 73,058
     Accounts payable and accrued expenses                                                 68,463                 81,681
     Other liabilities                                                                    110,850                100,174
     Equity in losses of unconsolidated joint ventures
          in excess of investment                                                       1,115,272              1,112,413
     Partners' equity                                                                   1,264,244              1,225,570
                                                                                  ---------------      -----------------
          Total liabilities and partners' equity                                  $     2,618,950              2,592,896
                                                                                  ===============      =================

                                       Condensed Consolidated Statements of Operations
                                       -----------------------------------------------
                                                         (Unaudited)

                                                                                       Three months ended March 31,
                                                                                  --------------------------------------
                                                                                       2003                  2002
                                                                                  ---------------      -----------------
     Rental income                                                                $       212,416                219,867
     Other income                                                                           5,301                  3,277
                                                                                  ---------------      -----------------
          Total income                                                                    217,717                223,144
                                                                                  ---------------      -----------------
     Property operating costs                                                             140,834                137,909
     Administrative expense - affiliates                                                   34,448                 30,297
     Other administrative expense                                                          42,452                 31,385
     Interest                                                                               1,450                  5,753
                                                                                  ---------------      -----------------
          Total expenses                                                                  219,184                205,344
                                                                                  ---------------      -----------------
     Operating income (loss)                                                               (1,467)                17,800
     Equity in earnings of joint venture                                                   40,141                 25,804
                                                                                  ---------------      -----------------
          Net income                                                              $        38,674                 43,604
                                                                                  ===============      =================
     Net income per limited partnership unit                                      $          3.75                   4.23
                                                                                  ===============      =================
     Weighted average limited partnership units outstanding                                10,000                 10,000
                                                                                  ===============      =================

                                       Condensed Consolidated Statements of Cash Flows
                                       -----------------------------------------------
                                                         (Unaudited)
                                                                                     Three months ended March 31,
                                                                                  -----------------------------------
                                                                                       2003                 2002
                                                                                  ---------------      --------------
     Cash provided (used) by:
     Operating activities:
          Net income:                                                             $        38,674              43,604
          Adjustments:
             Equity in earnings of joint ventures                                         (40,141)            (25,804)
             Other, principally changes in other assets and liabilities                   (40,925)            (31,754)
                                                                                  ---------------      --------------
                Net cash used in operating activities                                     (42,392)            (13,954)
                                                                                  ---------------      --------------
     Investing activities:
          Additions to property and equipment                                              (6,190)                 --
          Distributions from joint venture                                                 43,000              33,000
                                                                                  ---------------      --------------
               Net cash provided by investing activities                                   36,810              33,000
                                                                                  ---------------      --------------
     Financing activities - principal payments on mortgage loans                          (12,937)            (45,712)
                                                                                  ---------------      --------------
     Net decrease in cash and equivalents                                                 (18,519)            (26,666)
     Cash and equivalents at beginning of period                                          235,302             330,328
                                                                                  ---------------      --------------
     Cash and equivalents at end of period                                        $       216,783             303,662
                                                                                  ===============      ==============

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)

Organization
------------

Realmark Property Investors Limited Partnership - II (the Partnership), a Delaware Limited Partnership was formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2002 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2003, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership VI - A (RPILP VI - A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three month period ended March 31, 2003 and 2002 was approximately $45,000.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                                 March 31,             December 31,
                                                                                   2003                    2002
                                                                             ---------------        ----------------
       Net property, held for sale                                           $     1,473,368               1,473,368
       Cash and equivalents                                                            9,966                  34,606
       Escrow deposits                                                               838,513                 861,615
       Other assets                                                                  275,495                 272,481
                                                                             ---------------        ----------------
            Total assets                                                     $     2,597,342               2,642,070
                                                                             ===============        ================
       Liabilities:
            Mortgage loan payable                                                  5,135,938               5,161,824
            Accounts payable and accrued expenses                                    126,115                 140,633
                                                                             ---------------        ----------------
                                                                                   5,262,053               5,302,457
                                                                             ---------------        ----------------
       Partners' deficit:
            The Partnership                                                       (1,232,940)             (1,230,778)
            RPILP VI - A                                                          (1,431,771)             (1,429,609)
                                                                             ---------------        ----------------
                                                                                  (2,664,711)             (2,660,387)
                                                                             ---------------        ----------------
            Total liabilities and partners' deficit                          $     2,597,342               2,642,070
                                                                             ===============        ================

                              Operating Information
                              ---------------------
                                                                                   Three months ended March 31,
                                                                             ---------------------------------------
                                                                                   2003                    2002
                                                                             ---------------        ----------------
       Rental income                                                         $       199,500                 161,739
       Other                                                                          47,944                  47,705
                                                                             ---------------        ----------------
            Total income                                                             247,444                 209,444
                                                                             ---------------        ----------------
       Property operating costs                                                       42,096                  38,260
       Interest                                                                      106,293                 108,129
       Administrative                                                                 17,379                  10,181
                                                                             ---------------        ----------------
            Total expenses                                                           165,768                 156,570
                                                                             ---------------        ----------------
            Net income                                                       $        81,676                  52,874
                                                                             ===============        ================
       Allocation of net income:
            The Partnership                                                           40,838                  26,437
            RPILP VI - A                                                              40,838                  26,437
                                                                             ---------------        ----------------
                                                                             $        81,676                  52,874
                                                                             ===============        ================

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 145, 146, 147, and 148 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, acquisitions of certain financial institutions, and accounting for stock-based compensation, respectively, became effective for the Partnership on January 1, 2003 and did not have any effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of variable Interest Entities." The Partnership does not believe that this Interpretation will have a material impact on its consolidated financial statements.


PART I - Item 2. Management's Discussion and Analysis of Financial Condition
----------------------------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements and to make scheduled debt payments. Cash decreased approximately $18,500 during the first three months of 2003. The Partnership made no distributions to limited partners in the first quarter of 2003. In accordance with the settlement of the lawsuit (Part II, Item
1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first three months of 2002, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $19,000 from income of $17,800 in 2002 to a net loss of $1,500 in 2003.

Rental income decreased approximately 3% as compared to the first three months of 2002, due to a decrease in occupancy at Northwind Office Park (Northwind). Other income increased by approximately $2,000 in 2003.

Total expenses increased approximately $14,000. Property operating costs increased approximately $3,000 due primarily to an increase in payroll at Northwind. Other administrative expense, increased approximately $11,000 due to increased legal and professional fees and advertising. Administrative expense to affiliated parties increased approximately $4,000 due to portfolio management expenses. Interest expense decreased approximately $4,000 due to a larger portion of each mortgage payment being applied to the principal and the final payment on one of the mortgages at Northwind in October 2002.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------------

The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loans on the Partnership's properties are fixed rate and therefore, are not subject to market risk.

PART I - Item 4. Controls and Procedures
----------------------------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a) Exhibits

             99. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

        (b) Reports on Form 8-K

            None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II


          May 15, 2003                          /s/ Joseph M. Jayson
          ------------                          ------------------------------
              Date                              Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph M. Jayson, Individual General Partner and Principal Financial Officer of Realmark Property Investors Limited Partnership - II, hereby certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of Realmark Property Investors Limited Partnership - II;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and I have:

            a. Designed such disclosure controls and procedures to ensure the material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

            b. Evaluated the effectiveness of the Partnership disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              May 15, 2003                        /s/ Joseph M. Jayson
              ------------                        ------------------------------
                  Date                            Joseph M. Jayson,
                                                  Individual General Partner and
                                                  Principal Financial Officer
                                       7