Form 10-Q
period 2003-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2003-08-14
CIK 704165

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2003
                                                 -------------

                        Commission File Number: 0-11909
                                                -------

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

                                            Condensed Consolidated Balance Sheets
                                            -------------------------------------

                                                                                  (Unaudited)
                                                                                   June 30,                   December 31,
                                                                                     2003                         2002
                                                                              --------------------         -------------------
                     Assets
--------------------------------------------------
Property and equipment, all held for sale                                       $       4,743,805                   4,718,207
Less accumulated depreciation                                                           2,531,480                   2,531,480
                                                                              --------------------         -------------------
                                                                                        2,212,325                   2,186,727
Cash and equivalents                                                                      219,156                     235,302
Other assets                                                                              196,308                     170,867
                                                                              --------------------         -------------------
     Total assets                                                               $       2,627,789                   2,592,896
                                                                              ====================         ===================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loan payable                                                                      45,643                      73,058
Accounts payable and accrued expenses                                                      82,948                      81,681
Other liabilities                                                                          88,046                     100,174
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                            1,099,757                   1,112,413
Partners' equity                                                                        1,311,395                   1,225,570
                                                                              --------------------         -------------------
     Total liabilities and partners' equity                                     $       2,627,789                   2,592,896
                                                                              ====================         ===================

                           Condensed Consolidated Statements of Operations
                           -----------------------------------------------
                                            (Unaudited)


                                                          Three months ended June 30,           Six months ended June 30,
                                                     ------------------------------------  ----------------------------------
                                                            2003              2002              2003              2002
                                                     ------------------- ----------------  ---------------- -----------------
Rental income                                           $       215,657          222,586           428,073           442,453
Other income                                                      7,294            2,790            12,595             6,067
                                                     ------------------- ----------------  ---------------- -----------------
     Total income                                               222,951          225,376           440,668           448,520
                                                     ------------------- ----------------  ---------------- -----------------
Property operating costs                                        140,552          135,048           281,386           272,957
Administrative expense - affiliates                              30,570           31,049            65,018            61,346
Other administrative expense                                     28,052           51,421            70,504            82,806
Interest                                                          1,141            4,844             2,591            10,597
                                                     ------------------- ----------------  ---------------- -----------------
     Total expenses                                             200,315          222,362           419,499           427,706
                                                     ------------------- ----------------  ---------------- -----------------
Operating income                                                 22,636            3,014            21,169            20,814
Equity in earnings of joint ventures                             24,515           34,261            64,656            60,065
                                                     ------------------- ----------------  ---------------- -----------------
     Net income                                         $        47,151           37,275            85,825            80,879
                                                     =================== ================  ================ =================
Net income per limited partnership unit                 $          4.57             3.62              8.33              7.85
                                                     =================== ================  ================ =================
Weighted average limited partnership units
     outstanding                                                 10,000           10,000            10,000            10,000
                                                     =================== ================  ================ =================

                                       Condensed Consolidated Statements of Cash Flows
                                       -----------------------------------------------
                                                         (Unaudited)
                                                                                             Six months ended June 30,
                                                                                      ----------------------------------------
                                                                                             2003                 2002
                                                                                      -------------------   ------------------
Cash provided (used) by:
Operating activities:
     Net income                                                                        $          85,825               80,879
     Adjustments:
       Equity in earnings of joint ventures                                                      (64,656)             (60,065)
       Other, principally changes in other assets and liabilities                                (36,302)             (26,460)
                                                                                      -------------------   ------------------
          Net cash used in operating activities                                                  (15,133)              (5,646)
                                                                                      -------------------   ------------------
Investing activities:
     Additions to property and equipment                                                         (25,598)              (2,056)
     Distributions from joint venture                                                             52,000               43,000
                                                                                      -------------------   ------------------
          Net cash provided by investing activities                                               26,402               40,944
                                                                                      -------------------   ------------------
Financing activities - principal payments on mortgage loans                                      (27,415)             (93,014)
                                                                                      -------------------   ------------------
Net decrease in cash and equivalents                                                             (16,146)             (57,716)
Cash and equivalents at beginning of period                                                      235,302              330,328
                                                                                      -------------------   ------------------
Cash and equivalents at end of period                                                  $         219,156              272,612
                                                                                      ===================   ==================

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2003 and 2002
                                   (Unaudited)

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

Property and Equipment
----------------------

At June 30, 2003, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and six month periods ended June 30, 2003 was approximately $46,000 and $92,000, respectively. Depreciation expense not recorded during the three and six month periods ended June 30, 2002 and was approximately $46,000 and $92,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                                                  Balance Sheet Information
                                                  -------------------------
                                                                                   June 30,
                                                                                     2003                  December 31, 2002
                                                                             ---------------------        ---------------------
            Net property, held for sale                                         $       1,473,368                    1,473,368
            Cash and equivalents                                                            6,308                       34,606
            Escrow deposits                                                               882,514                      861,615
            Other assets                                                                  262,930                      272,481
                                                                             ---------------------        ---------------------
                 Total assets                                                   $       2,625,120                    2,642,070
                                                                             =====================        =====================
            Liabilities:
                 Mortgage loan payable                                                  5,111,810                    5,161,824
                 Accounts payable and accrued expenses                                    145,597                      140,633
                                                                             ---------------------        ---------------------
                                                                                        5,257,407                    5,302,457
                                                                             ---------------------        ---------------------
            Partners' deficit:
                 The Partnership                                                       (1,216,728)                  (1,230,778)
                 RPILP VI - A                                                          (1,415,559)                  (1,429,609)
                                                                             ---------------------        ---------------------
                                                                                       (2,632,287)                  (2,660,387)
                                                                             ---------------------        ---------------------
                 Total liabilities and partners' deficit                        $       2,625,120                    2,642,070
                                                                             =====================        =====================

                                              Operating Information
                                              ---------------------


                                              Three months ended June 30,            Six months ended June 30,
                                          ----------------------------------    ----------------------------------
                                                2003             2002                2003              2002
                                          ----------------- ----------------    ---------------- -----------------
          Rental income                    $       199,500          199,907             399,000           361,646
          Other                                     50,773           47,283              98,717            94,988
                                          ----------------- ----------------    ---------------- -----------------
               Total income                        250,273          247,190             497,717           456,634
                                          ----------------- ----------------    ---------------- -----------------
          Property operating costs                  73,900           42,033             115,996            80,293
          Interest                                 106,856          108,276             213,149           216,405
          Administrative                            19,093           28,841              36,472            39,022
                                          ----------------- ----------------    ---------------- -----------------
               Total expenses                      199,849          179,150             365,617           335,720
                                          ----------------- ----------------    ---------------- -----------------
               Net income                  $        50,424           68,040             132,100           120,914
                                          ================= ================    ================ =================
          Allocation of net income:
               The Partnership                      25,212           34,020              66,050            60,457
               RPILP VI - A                         25,212           34,020              66,050            60,457
                                          ----------------- ----------------    ---------------- -----------------
                                           $        50,424           68,040             132,100           120,914
                                          ================= ================    ================ =================

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards (SFAS) Nos. 145, 146, 147, and 148 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, acquisitions of certain financial institutions, and accounting for stock-based compensation, respectively, became effective for the Partnership on January 1, 2003 and did not have any effect on the Partnership's consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement is effective for contract and hedging relationships entered into or modified after June 30, 2003. In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities." This statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The Partnership does not believe that either statement will have a material impact on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Partnership does not believe that the Interpretation will have a material impact on its consolidated financial statements.


PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements and to make scheduled debt payments. Cash decreased approximately $16,000 during the first six months of 2003. The Partnership made no distributions to limited partners in the first six months of 2003. In accordance with the settlement of the lawsuit (Part II, Item
1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first six months of 2002, the Partnership's income, excluding equity in earnings from joint ventures, increased approximately 2% from income of $20,800 in 2002 to a net income of $21,200 in 2003.

Rental income decreased approximately 3% as compared to the first six months of 2002, due to a decrease in occupancy at Northwind. Other income increased by approximately $7,000 in 2003.

Total expenses decreased approximately $8,000. Property operations increased approximately $8,000 due primarily to an increase in payroll at Northwind. Other administrative expense, decreased approximately $12,000 due to decreased legal and professional fees. Administrative expense to affiliated parties increased approximately $4,000 due to portfolio management expenses. Interest expense decreased approximately $8,000 due to a larger portion of each mortgage payment being applied to the principal and the final payment on one of the mortgages at Northwind in October 2002.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with general movement of interest. The mortgage loans on the Partnership's properties are fixed-rate and therefore, is not subject to market risk.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              31. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

              32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

         (b) Reports on 8-K

             None.
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

              August 14, 2003                    /s/ Joseph M. Jayson
              ---------------                    --------------------
                    Date                         Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer
                                       7