Form 10-Q
period 2003-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2003-11-14
CIK 704165

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2003

Commission File Number: 0-11909


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                        16-1212761
 ----------------------                      ---------------------------------
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

                                            Condensed Consolidated Balance Sheets
                                            -------------------------------------

                                                                                 (Unaudited)
                                                                                September 30,                 December 31,
                                                                                     2003                         2002
                                                                             ---------------------        ---------------------
                     Assets
--------------------------------------------------
Cost of property and equipment, all held for sale                            $          4,743,805                    4,718,207
Less accumulated depreciation                                                           2,531,480                    2,531,480
                                                                             ---------------------        ---------------------
                                                                                        2,212,325                    2,186,727
Cash and equivalents                                                                      175,236                      235,302
Other assets                                                                              236,125                      170,867
                                                                             ---------------------        ---------------------
     Total assets                                                            $          2,623,686                    2,592,896
                                                                             =====================        =====================
        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loan payable                                                                      30,205                       73,058
Accounts payable and accrued expenses                                                      49,340                       81,681
Other liabilities                                                                          77,481                      100,174
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                            1,081,983                    1,112,413
Partners' equity                                                                        1,384,677                    1,225,570
                                                                             ---------------------        ---------------------
     Total liabilities and partners' equity                                  $          2,623,686                    2,592,896
                                                                             =====================        =====================

                                       Condensed Consolidated Statements of Operations
                                       -----------------------------------------------
                                                         (Unaudited)

                                                          Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                        ---------------------------------    ----------------------------------
                                                             2003             2002                2003              2002
                                                        ---------------- ----------------    ---------------- -----------------
Rental income                                           $       215,079          226,840             643,152           669,293
Other income                                                      7,280            1,410              19,875             7,477
                                                        ---------------- ----------------    ---------------- -----------------
     Total income                                               222,359          228,250             663,027           676,770
                                                        ---------------- ----------------    ---------------- -----------------
Property operating costs                                        137,932          153,470             419,318           426,427
Administrative expense - affiliates                              28,598           31,615              93,616            92,961
Other administrative expense                                     19,526           20,783              90,030           103,589
Interest                                                            795            3,626               3,386            14,223
                                                        ---------------- ----------------    ---------------- -----------------
     Total expenses                                             186,851          209,494             606,350           637,200
                                                        ---------------- ----------------    ---------------- -----------------
Operating income                                                 35,508           18,756              56,677            39,570
Equity in earnings of joint ventures                             37,774           25,021             102,430            85,086
                                                        ---------------- ----------------    ---------------- -----------------
     Net income                                         $        73,282           43,777             159,107           124,656
                                                        ================ ================    ================ =================
Net income per limited partnership unit                 $          7.11             4.25               15.43             12.09
                                                        ================ ================    ================ =================
Weighted average limited partnership units
     outstanding                                                 10,000           10,000              10,000            10,000
                                                        ================ ================    ================ =================

                                       Condensed Consolidated Statements of Cash Flows
                                       -----------------------------------------------
                                                         (Unaudited)

                                                                                      Nine months ended September 30,
                                                                             --------------------------------------------------
                                                                                     2003                         2002
                                                                             ---------------------        ---------------------
Cash provided (used) by:
Operating activities:
     Net income                                                              $            159,107                      124,656
     Adjustments:
          Equity in earnings in joint ventures                                           (102,430)                     (85,086)
          Other, principally changes in other assets and liabilities                     (120,292)                     (17,983)
                                                                             ---------------------        ---------------------
          Net cash provided (used) by operating activities                                (63,615)                      21,587
                                                                             ---------------------        ---------------------
Investing activities:
     Additions to property and equipment                                                  (25,598)                      (8,467)
     Distribution from joint venture                                                       72,000                       58,000
                                                                             ---------------------        ---------------------
          Net cash provided by investing activities                                        46,402                       49,533
                                                                             ---------------------        ---------------------
Financing activities - principal payments on mortgage loan                                (42,853)                    (141,456)
                                                                             ---------------------        ---------------------
Net decrease in cash and equivalents                                                      (60,066)                     (70,336)
Cash and equivalents at beginning of period                                               235,302                      330,328
                                                                             ---------------------        ---------------------
Cash and equivalents at end of period                                        $            175,236                      259,992
                                                                             =====================        =====================

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2003 and 2002
                                   (Unaudited)

Organization
------------

Realmark Property Investors Limited Partnership - II (the Partnership), a Delaware limited partnership was formed on March 25, 1982, to invest in a diversified portfolio of income-producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner.) Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

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

Property and Equipment
----------------------

At September 30, 2003, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and nine month periods ended September 30, 2003 and 2002 was approximately $46,000 and $138,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                                                   Balance Sheet Information
                                                   -------------------------
                                                                                 September 30, 2003           December 31, 2002
                                                                                ---------------------       ---------------------
            Net property, held for sale                                         $          1,473,368                   1,473,368
            Cash and equivalents                                                               7,090                      34,606
            Escrow deposits                                                                  898,328                     861,615
            Other assets                                                                     271,747                     272,481
                                                                                ---------------------       ---------------------
                 Total assets                                                   $          2,650,533                   2,642,070
                                                                                =====================       =====================
            Liabilities:
                 Mortgage loan payable                                                     5,087,172                   5,161,824
                 Accounts payable and accrued expenses                                       158,828                     140,633
                                                                                ---------------------       ---------------------
                                                                                           5,246,000                   5,302,457
                                                                                ---------------------       ---------------------
            Partners' deficit:
                 The Partnership                                                          (1,198,318)                 (1,230,778)
                 RPILP - VI A                                                             (1,397,149)                 (1,429,609)
                                                                                ---------------------       ---------------------
                                                                                          (2,595,467)                 (2,660,387)
                                                                                ---------------------       ---------------------
                 Total liabilities and partners' deficit                        $          2,650,533                   2,642,070
                                                                                =====================       =====================

                                               Operating Information
                                               ---------------------

                                             Three months ended September             Nine months ended June 30,
                                         -------------------------------------    ----------------------------------
                                                2003               2002                 2003              2002
                                         ----------------- -------------------    ----------------  ----------------
          Rental income                  $        199,500             236,943             598,500           598,589
          Other                                    44,683               5,780             143,400           100,768
                                         ----------------- -------------------    ----------------  ----------------
               Total income                       244,183             242,723             741,900           699,357
                                         ----------------- -------------------    ----------------  ----------------
          Property operating costs                 38,994              59,203             154,990           139,496
          Interest                                107,481             108,990             320,630           325,395
          Administrative                           20,888              22,618              57,360            61,640
                                         ----------------- -------------------    ----------------  ----------------
               Total expenses                     167,363             190,811             532,980           526,531
                                         ----------------- -------------------    ----------------  ----------------
               Net income                $         76,820              51,912             208,920           172,826
                                         ================= ===================    ================  ================
          Allocation of net income:
               The Partnership                     38,410              25,956             104,460            86,413
               RPILP - VI A                        38,410              25,956             104,460            86,413
                                         ----------------- -------------------    ----------------  ----------------
                                         $         76,820              51,912             208,920           172,826
                                         ================= ===================    ================  ================

Current Accounting Pronouncements
---------------------------------

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The Partnership does not believe that the Interpretation will have a material impact on its consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on its consolidated financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements and to make scheduled debt payments. Cash decreased approximately $60,000 during the first nine months of 2003. The Partnership made no distributions to limited partners in the first nine months of 2003. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first nine months of 2002, the Partnership's income, excluding equity in earnings from joint ventures, increased approximately 43% from net income of $39,570 in 2002 to net income of $56,677 in 2003.

Rental income decreased approximately 4% as compared to the first nine months of 2002, due to a decrease in occupancy at Northwind and an increase in concessions offered to tenants. Other income increased by approximately $12,000 in 2003.

Total expenses decreased approximately $31,000. Property operations decreased approximately $7,000. Other administrative expense, decreased approximately $13,000 due to decreased legal and professional fees. Interest expense decreased approximately $11,000 due to a larger portion of each mortgage payment being applied to the principal and the final payment on one of the mortgages at Northwind in October 2002.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership invests in only short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with general movement of interest rates. The mortgage loan on the Partnership's property is fixed-rate and therefore, is not subject market risk.

PART I - Item 4. Controls and Procedures
                 -----------------------

Disclosure Controls and Procedures: The Partnership's management, with the participation of the Partnership's Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have been no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

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



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II


              November 14, 2003                   /s/ Joseph M. Jayson
              -----------------                   ------------------------------
                    Date                          Joseph M. Jayson,
                                                  Individual General Partner and
                                                  Principal Financial Officer