Form 10-K
period 2003-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2004-03-30
CIK 704165

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

2350 North Forest Road
Suite 12-A
Getzville, New York 14068
---------------------------------------
(Address of Principal Executive Office)

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [ ]   No [X]


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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2003, the Partnership, either directly or through its limited liability subsidiary company, owned an office complex in Michigan (Northwind Office Park), and is a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina. The Partnership had an 88.5% interest in Foxhunt Apartments Joint Venture that owned a 250 unit apartment complex in Kettering, Ohio. This is a consolidated subsidiary and the property was sold on March 1, 2001. A portion of the interest in the Research Triangle Land Joint Venture was also sold in March 2001. All of the other properties are currently being actively marketed for sale.

         It is anticipated that the Partnership will be entering into sales contracts in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2003, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2003 were employees of the Corporate General Partner or its affiliates.

         The percent of total Partnership revenue generated by each complex for the last three years was as follows:

                                      2003             2002           2001
                                      ----             ----           ----
Northwind Office Park                 100%             100%            76%
Foxhunt Apartments                      -                -             24%

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

ITEM 2: PROPERTIES
------- ----------

         As of December 31, 2003, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. At December 31, 2003, Northwind was 73% occupied. The 2002 and 2001 year end occupancy rates were 74% and 87%, respectively.

         There was a 9.75% first mortgage loan on the Northwind property which matured in December 2002. The 9% second mortgage loan on the property had a balance of $14,418 at December 31, 2003 and matured in September 1995. While no extension of the due date has been granted and the balance is currently payable on demand, the Partnership continues to make monthly principal and interest payments on the loan.

         The Research Triangle Industrial Park Joint Venture owns a 117,000 square foot office/warehouse distribution building in Raleigh, North Carolina. The building has been 100% occupied for several years. The first mortgage loan on the property had a balance of $5,060,888 at December 31, 2003.

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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
------- -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2003, there were 1,053 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2003, 2002 or 2001.

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

ITEM 6: SELECTED FINANCIAL DATA
------- -----------------------
                                                          At or for the years ended December 31,
                                         -------------------------------------------------------------------------
                                              2003           2002            2001          2000           1999
                                         -------------------------------------------------------------------------
Balance sheet data
Net rental property                       $ 2,212,325      2,186,727      2,170,349      4,534,501      4,583,491
Total assets                                2,644,892      2,592,896      2,619,014      4,907,962      5,039,970
Mortgage loans payable                         14,418         73,058        237,634      6,361,767      6,569,638
Partners' equity (deficit)                  1,452,822      1,225,570      1,049,338     (3,460,292)    (3,336,480)
                                         =========================================================================
Operating data
Rental income                                 843,547        880,401      1,050,604      2,204,179      1,993,775
Other income                                   15,341          8,368         41,874         76,160        134,745
                                         -------------------------------------------------------------------------
Total revenue                                 858,888        888,769      1,092,478      2,280,339      2,128,520
                                         -------------------------------------------------------------------------
Property operating costs                      536,671        557,457        662,336      1,284,066      1,434,757
Depreciation                                       --             --             --        176,647        262,181
Interest expense                                1,558         15,933        117,342        581,572        709,493
Administrative expenses                       231,259        278,277        335,555        489,572        420,104
                                         -------------------------------------------------------------------------
Total expenses                                769,488        851,667      1,115,233      2,531,857      2,826,535
                                         -------------------------------------------------------------------------
Income (loss) before joint venture
operations and gain on sale of property        89,400         37,102        (22,755)      (251,518)      (698,015)
Equity in earnings of unconsolidated
joint ventures                                137,852        139,130        317,105        131,175        122,437
Minority interest in
consolidated venture operations                    --             --       (545,015)        (3,469)        54,127
Gain on sale of property                           --             --      4,760,295             --             --
                                         -------------------------------------------------------------------------
Net income (loss)                         $   227,252        176,232      4,509,630       (123,812)      (521,451)
                                         =========================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                            2,487        (22,072)      (408,352)       216,778       (173,320)
Investing activities                           46,402         91,622      7,351,841         10,991        176,088
Financing activities                          (58,640)      (164,576)    (6,770,710)      (211,321)      (360,043)
                                         -------------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                           $    (9,751)       (95,026)       172,779         16,448       (357,275)
                                         =========================================================================
Per limited partnership unit:
Net income (loss)                         $     22.04          17.09         389.11         (12.01)        (50.58)
                                         =========================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
-------------------------------

         Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. Foxhunt Apartments had been actively marketed for sale since January 1, 1999 and on March 1, 2001, the Partnership sold the property to an unaffiliated entity, for cash of $7,600,000. After satisfaction of the $5,942,000 mortgage loan on the property and payment of closing costs, the proceeds available to the Partnership and its joint venture partner amounted to approximately $1.1 million. The proceeds from the sale were distributed to the Partnership and the minority interest in the joint venture after satisfying the remaining net liabilities from Foxhunt. The cash proceeds received by the Partnership were used to satisfy delinquent Northwind liabilities, primarily real estate taxes, and to complete improvements to the Northwind property. Additionally, a portion of the Research Triangle land was sold on March 16, 2001 for a gain of $180,199. The Partnership made no distributions to limited partners in 2003, 2002 or 2001. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
---------------------

         The results of operations of the Partnership, excluding equity in earnings from joint ventures for the year ended December 31, 2003, produced a net income of $89,400. The results compare to net income of $37,102 in 2002 and a net loss of $22,755 in 2001.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2003 as compared to 2002
------------------------

         Rental income decreased approximately 4% due a decrease in occupancy at Northwind and an increase in concessions. Other income increased by approximately $7,000 in 2003 due primarily to forfeited security deposits at Northwind.

         Total expenses decreased approximately 10% for the year ended December 31, 2003. Property operations decreased $21,000 due to a decrease in electric and gas expense and a reduction in real estate tax expense at Northwind. Other administrative expense decreased approximately $41,000 due primarily to decreased legal and professional fees. Administrative expense and reimbursement to affiliated parties decreased approximately 5% due to decreased portfolio reimbursed expenses. Interest expense decreased approximately $14,000 due to a larger portion of each mortgage payment being applied towards principal due to amortization of the mortgage and the final payment of one of the mortgages at Northwind in October 2002.

2002 as compared to 2001
------------------------

         Rental income, excluding Foxhunt Apartments (the "Sold Asset" in March
2001) increased approximately 11% due to an increase in average rental rates at Northwind. Other income, excluding the Sold Asset, decreased by approximately $25,000 in 2002 due to a decrease in cash which provided less interest income during the year.

         Total expenses, excluding the operations for the Sold Asset, increased approximately 2% for the year ended December 31, 2002. Property operations increased approximately 11% due primarily to an increase in payroll, utilities, and contracted service work at Northwind. Other administrative expense, increased approximately 5% due to increased professional fees and advertising. Administrative expense and reimbursement to affiliated parties, decreased approximately $23,000. Portfolio reimbursed expenses decreased due to the Sold Asset. Interest expense decreased approximately $19,000 due to the final payment, in October 2002, of one of the Northwind mortgages.

Joint Ventures
--------------

         The Research Triangle Industrial Park Joint Venture experienced 100% occupancy in 2003 and 2002. Its 2003 net income remained consistent with 2002. Rental income increased approximately 1% in 2003 due to the sole tenant of Research Triangle renewing their lease late in 2002. Total expenses increased 2% mainly due to legal fees, commissions from the lease renewal, and increased insurance expense. Because the joint venture has had net income during each of the last three years, the Partnership's 50% equity has enabled the Partnership to receive cash distributions from the Venture of $72,000 in 2003, $108,000 in 2002 and $104,500 in 2001.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None.

ITEM 9A: CONTROLS AND PROCEDURES
-------- -----------------------

         The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Individual General Partner and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's Individual General Partner and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

         Subsequent to the date of their most recent evaluation, there have been no significant changes in the Partnership's internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2003, are listed below. Each director is subject to election on an annual basis.

                       Title of All Positions Held with          Year First
Name                   the Corporate General Partner         Elected to Position
----                   -----------------------------         -------------------

Joseph M. Jayson       Chairman of the Board, President             1979
                         and Treasurer

Judith P. Jayson       Vice President and Director                  1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 65, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 41 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 41 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 22 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 63, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 32 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
---------------

         The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Bryant E. Zilke.

Audit Committee Financial Expert
--------------------------------

         The Directors and Executive Officers of the Corporate General Partner have determined that Bryant E. Zilke is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Zilke is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel. Mr. Zilke is not independent as a result of being an employee of an affiliate of the Corporate General Partner.

Code of Ethics
--------------

         The Partnership has adopted a code of ethics for the partners, principal financial officer, and employees of the Corporate General Partner or its affiliates who render services on behalf of the Partnership. The Partnership will provide to any person without charge, upon request, a copy of the code of ethics which is available from:

         Realmark Property Investors Limited Partnership - II
         Attention:  Investor Relations
         2350 North Forest Road
         Suite 12-A
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2003. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 912 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2003. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2003, owned 8 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2003 and 2002. All fees incurred for the years ended December 31, 2003 and 2002 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2003 and 2002 totaled $28,150 and $23,100, respectively.

Audit-Related Fees:  None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the year ended December 31, 2003. The fees for these services amounted to $4,104. No tax services were provided during the year ended December 31, 2002.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2003 were pre-approved by the Audit Committee.

         The Audit Committee oversees the Partnership's financial reporting process. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

        The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2003 and 2002, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

        The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examinations, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

        In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2003.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                 Page
         ---------------------------------                                 ----

         Independent Auditors' Report                                       F-1
         Consolidated Balance Sheets as of December 31, 2003 and 2002       F-2
         Consolidated Statements of Operations for the years ended
           December 31, 2003, 2002 and 2001                                 F-3
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2003, 2002 and 2001                           F-4
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2003, 2002 and 2001                                 F-5
         Notes to Consolidated Financial Statements                         F-6

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

        14. Code of Ethics is filed herewith.

        21. Subsidiary of the Partnership is filed herewith.

        31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

        32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II


By:      /s/ Joseph M. Jayson                                   March 30, 2004
         ---------------------------------                      --------------
         JOSEPH M. JAYSON,                                           Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                   March 30, 2004
         ---------------------------------                      --------------
         JOSEPH M. JAYSON,                                           Date
         President, Treasurer and Director

         /s/ Judith P. Jayson                                   March 30, 2004
         ---------------------------------                      --------------
         JUDITH P. JAYSON,                                           Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited Partnership - II:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - II and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 8 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.




                                               /s/ TOSKI, SCHAEFER & CO., P.C.
                                               -------------------------------
                                               TOSKI, SCHAEFER & CO., P.C.

Williamsville, New York
March 26, 2004

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 2003 and 2002


                           Assets                                                        2003         2002
                           ------                                                        ----         ----
Property and equipment, at cost, all held for sale:
     Land                                                                             $  460,515      460,515
     Buildings and improvements                                                        4,273,340    4,247,742
     Furniture and equipment                                                               9,950        9,950
                                                                                      ----------   ----------

                                                                                       4,743,805    4,718,207
     Less accumulated depreciation                                                     2,531,480    2,531,480
                                                                                      ----------   ----------

                           Net property and equipment                                  2,212,325    2,186,727

Cash and equivalents                                                                     225,551      235,302
Accounts receivable                                                                        7,171          658
Receivables from affiliated parties                                                      138,723       98,495
Escrow deposits                                                                           15,995       13,719
Other assets                                                                              45,127       57,995
                                                                                      ----------   ----------

                           Total assets                                               $2,644,892    2,592,896
                                                                                      ==========   ==========

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loan payable                                                                14,418       73,058
     Accounts payable and accrued expenses                                                42,761       81,681
     Security deposits and prepaid rents                                                  88,330      100,174
                                                                                      ----------   ----------

                           Total liabilities                                             145,509      254,913
                                                                                      ----------   ----------

Losses of unconsolidated joint ventures in excess of investment                        1,046,561    1,112,413

Partners' equity:
     General partners                                                                    366,067      359,249
     Limited partners                                                                  1,086,755      866,321
                                                                                      ----------   ----------

                           Total partners' equity                                      1,452,822    1,225,570
                                                                                      ----------   ----------

                           Total liabilities and partners' equity                     $2,644,892    2,592,896
                                                                                      ==========   ==========







See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                  Years ended December 31, 2003, 2002 and 2001


                                                                           2003          2002        2001
                                                                           ----          ----        ----
Income:
     Rental                                                             $  843,547      880,401    1,050,604
     Interest and other                                                     15,341        8,368       41,874
                                                                        ----------   ----------   ----------

                           Total income                                    858,888      888,769    1,092,478
                                                                        ----------   ----------   ----------
Expenses:
     Property operations                                                   536,671      557,457      662,336
     Interest                                                                1,558       15,933      117,342
     Administrative:
         Affiliated parties                                                120,739      127,113      168,454
         Other                                                             110,520      151,164      167,101
                                                                        ----------   ----------   ----------

                           Total expenses                                  769,488      851,667    1,115,233
                                                                        ----------   ----------   ----------

Income (loss) before equity in earnings of
  unconsolidated joint ventures,
  minority interest in consolidated joint venture
  operations, and gain on sale of property                                  89,400       37,102      (22,755)

Equity in earnings of unconsolidated joint ventures                        137,852      139,130      317,105

Minority interest in consolidated joint
     venture operations                                                         --           --     (545,015)

Gain on sale of property                                                        --           --    4,760,295
                                                                        ----------   ----------   ----------

                           Net income                                   $  227,252      176,232    4,509,630
                                                                        ==========   ==========   ==========

Net income per limited partnership unit                                 $    22.04        17.09       389.11
                                                                        ==========   ==========   ==========

Weighted average number of limited partnership
     units outstanding                                                      10,000       10,000       10,000
                                                                        ==========   ==========   ==========







See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2003, 2002 and 2001




                                                                                  Limited Partners
                                                                  General         ----------------
                                                                  Partners       Units        Amount
                                                                  --------       -----        ------
Balances at December 31, 2000                                    $ (264,564)       10,000   (3,195,728)

Net income                                                          618,526            --    3,891,104
                                                                 ----------    ----------   ----------

Balances at December 31, 2001                                       353,962        10,000      695,376

Net income                                                            5,287            --      170,945
                                                                 ----------    ----------   ----------

Balances at December 31, 2002                                       359,249        10,000      866,321

Net income                                                            6,818            --      220,434
                                                                 ----------    ----------   ----------

Balances at December 31, 2003                                    $  366,067        10,000    1,086,755
                                                                 ==========    ==========   ==========























See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2003, 2002 and 2001

                                                                              2003           2002         2001
                                                                              ----           ----         ----
Cash flows from operating activities:
     Net income                                                            $  227,252       176,232     4,509,630
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
              Amortization                                                      7,921        10,379        10,262
              Equity in earnings of joint ventures                           (137,852)     (139,130)     (317,105)
              Minority interest in consolidated joint
                venture operations                                                 --            --       545,015
              Gain on sale of property                                             --            --    (4,760,295)
              Changes in:
                Accounts receivable                                            (6,513)        3,022         8,457
                Receivables from affiliated parties                           (40,228)      (48,629)       14,605
                Escrow deposits                                                (2,276)       (2,313)      (12,917)
                Other assets                                                    4,947       (14,989)      (55,864)
                Accounts payable and accrued expenses                         (38,920)         (603)     (398,578)
                Security deposits and prepaid rents                           (11,844)       (6,041)       48,438
                                                                           ----------    ----------    ----------
                           Net cash provided by (used in)
                             operating activities                               2,487       (22,072)     (408,352)
                                                                           ----------    ----------    ----------

Cash flows from investing activities:
     Proceeds from sale of property                                                --            --     7,084,969
     Additions to property and equipment                                      (25,598)      (16,378)      (81,848)
     Distributions from joint venture                                          72,000       108,000       348,720
                                                                           ----------    ----------    ----------
                           Net cash provided by investing
                             activities                                        46,402        91,622     7,351,841
                                                                           ----------    ----------    ----------
Cash flows from financing activities:
     Distributions to minority interest in consolidated
         joint venture                                                             --            --      (646,577)
     Principal payments on mortgage loan                                      (58,640)     (164,576)   (6,124,133)
                                                                           ----------    ----------    ----------
                           Net cash used in financing
                             activities                                       (58,640)     (164,576)   (6,770,710)
                                                                           ----------    ----------    ----------

Net increase (decrease) in cash and equivalents                                (9,751)      (95,026)      172,779

Cash and equivalents at beginning of year                                     235,302       330,328       157,549
                                                                           ----------    ----------    ----------

Cash and equivalents at end of year                                        $  225,551       235,302       330,328
                                                                           ==========    ==========    ==========
Supplemental disclosure of cash flow information -
  cash paid for interest                                                   $    4,270        14,175       111,184
                                                                           ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

(1)  Formation and Operation of Partnership
     --------------------------------------

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

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) Basis of Accounting and Consolidation
         -------------------------------------

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

     (b) Estimates
         ---------

     The preparation of financial statements in conformity with generally accepted accounting principles in requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
         ----------------------

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, from 5 to 25 years. Significant improvements are capitalized, while expenditures for maintenance and repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.
                                       F-6

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (c) Property and Equipment, Continued
         ---------------------------------

     The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2003, no impairment in value has been recognized.

     The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale of disposition" are no longer depreciated. All the properties were held for sale in 2003, 2002, and 2001.

     (d) Cash and Equivalents
         --------------------

     Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
         -----------------------

     Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgages.

     (f) Unconsolidated Joint Ventures
         -----------------------------

     The Partnership's investment in Research Triangle Industrial Park West Associates Joint Venture and Research Triangle Land Joint Venture are unconsolidated joint ventures which are accounted for on the equity method. These joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

     (g) Minority Interest in Consolidated Joint Venture
         -----------------------------------------------

     The minority interest in a consolidated joint venture formed to operate Foxhunt Apartments is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses and distributions. Foxhunt Apartments was sold in 2001.

    (h) Rental Income
         -------------

     Rental income is recognized as earned according to the terms of the leases.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (h) Rental Income, Continued
         ------------------------

     Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (i) Per Unit Data
         -------------

     Per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (j) Fair Value of Financial Instruments
         -----------------------------------

     The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2003.

     (k) Income Allocation and Distributable Cash Flow
         ---------------------------------------------

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

     The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 8), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2003, 2002 or 2001.

     (l) Income Taxes
         ------------

     No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2003, net assets for financial reporting purposes were $849,865 more than the tax bases of the net assets.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (m) Segment Information
         -------------------

     The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

     (n) Recent Pronouncements
         ---------------------

     In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB reissued FIN No. 46R with certain modifications and clarifications. FIN No. 46R is effective on March 31, 2004 for the Partnership. The Partnership does not believe that this pronouncement will have a material impact on its financial position, cash flows, or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this pronouncement did not have a material impact on the Partnership's financial position, cash flows, or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on the Partnership's financial position, cash flows, or results or operations.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(3)  Investments in Real Estate
     --------------------------

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

     Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park. The carrying value of the assets of Northwind Office Park was $2,212,325 at December 31, 2003, and the property generated net income of $204,978 during the year then ended.

     Depreciation expense, not recorded during the disposal periods on Foxhunt Apartments and Northwind Office Park amounted to $186,000, $184,000, and $215,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(4)  Investments in Joint Ventures
     -----------------------------

     (a) Unconsolidated Joint Ventures
         -----------------------------

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

     Summary financial information of the Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                                           December 31
                           Assets                                                     2003            2002
                           ------                                                     ----            ----
Property, net of accumulated depreciation                                          $ 1,684,255      1,473,368
Cash and equivalents                                                                    26,667         34,606
Escrow deposits                                                                        871,080        861,615
Other assets                                                                           245,242        272,481
                                                                                   -----------    -----------

                           Total assets                                            $ 2,827,244      2,642,070
                                                                                   ===========    ===========

         Liabilities and Partners' Deficit
         ---------------------------------

Liabilities:
     Mortgage loan payable                                                           5,060,888      5,161,824
     Accounts payable and accrued expenses                                             288,337        140,633
                                                                                   -----------    -----------

                           Total liabilities                                         5,349,225      5,302,457
                                                                                   -----------    -----------

Partners' deficit:
     The Partnership                                                                (1,161,575)    (1,230,778)
     RPILP - VI A                                                                   (1,360,406)    (1,429,609)
                                                                                   -----------    -----------

                           Total partners' deficit                                  (2,521,981)    (2,660,387)
                                                                                   -----------    -----------

                           Total liabilities and partners' deficit                 $ 2,827,244      2,642,070
                                                                                   ===========    ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(4)  Investments in Joint Ventures, Continued
     ----------------------------------------

     (a) Unconsolidated Joint Ventures, Continued
         ----------------------------------------

                              Operating Information
                              ---------------------
                                                                            Years ended December 31,
                                                                            ------------------------
                                                                           2003       2002       2001
                                                                           ----       ----       ----
Income:
     Rental                                                              $984,634    975,220    899,322
     Other                                                                  2,231      5,335     11,812
                                                                         --------   --------   --------

                           Total income                                   986,865    980,555    911,134
                                                                         --------   --------   --------
Expenses:
     Property operations                                                  201,803    178,923    127,047
     Interest                                                             427,613    433,798    442,817
     Administrative:
         Affiliated parties                                                59,078     54,867     47,449
         Other                                                             15,965     26,047     20,009
                                                                         --------   --------   --------

                           Total expenses                                 704,459    693,635    637,322
                                                                         --------   --------   --------

                           Net income                                    $282,406    286,920    273,812
                                                                         ========   ========   ========

Allocation of net income:
     The Partnership                                                      141,203    143,460    136,906
     RPILP - VI A                                                         141,203    143,460    136,906
                                                                         --------   --------   --------

                           Total                                         $282,406    286,920    273,812
                                                                         ========   ========   ========

     A reconciliation of the Partnership's investment in Research Triangle Industrial Park Joint Venture is as follows:

                                                                         2003           2002           2001
                                                                         ----           ----           ----
Losses in excess of investment at
  beginning of year                                                  $(1,230,778)    (1,266,238)    (1,298,644)
Allocated net income                                                     141,203        143,460        136,906
Distribution from joint venture                                          (72,000)      (108,000)      (104,500)
                                                                     -----------    -----------    -----------

Losses in excess of investment at
  end of year                                                        $(1,161,575)    (1,230,778)    (1,266,238)
                                                                     ===========    ===========    ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(4)  Investments in Joint Ventures, Continued
     ----------------------------------------

     (a) Unconsolidated Joint Ventures, Continued
         ----------------------------------------

     In 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. In 2001, a portion of the land was sold for a gain of $180,199. The Partnership's remaining investment in the land amounted to $115,010 and $118,365 at December 31, 2003 and 2002,
     respectively.

     (b) Minority Interest in Consolidated Joint Venture
         -----------------------------------------------

     A reconciliation of the minority interest share in the Foxhunt Joint Venture is as follows:

     Balance at December 31, 2000                                  $ 101,562

     Distributions                                                  (646,577)

     Allocated income                                                545,015
                                                                   ---------

     Balance at December 31, 2001                                  $      --
                                                                   =========

(5)  Mortgage Loan Payable
     ---------------------

     Northwind Office Park has a mortgage loan bearing interest at 9% and payable in monthly principal and interest installments of $4,779. The mortgage loan matured in 1995 and the balance is currently payable on demand. The loan had a balance of $14,418 and $73,058 at December 31, 2003 and 2002, respectively.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(6)  Related Party Transactions
     --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                        2003       2002       2001
                                                                        ----       ----       ----
     Property management fees based on a percent-
          age (generally 5%) of the rental income                     $ 52,666     53,157     82,191

     Reimbursement for cost of services to the
          Partnership that include investor relations,
          marketing of properties, supplies, professional
          fees, communications, accounting, printing,
          postage and other items                                       68,073     73,956     86,263
                                                                      --------   --------   --------

                                                                      $120,739    127,113    168,454
                                                                      ========   ========   ========

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from affiliated parties are payable on demand and bear interest at 11%.

     Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated at 1% of the mortgage loan amounts. No such fees were paid during the years ended December 31, 2003, 2002 and 2001.

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

(7)  Leases
     ------

     All residential property rental agreements are for a duration of one year or less. In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 5 years. Future rentals to be received on noncancelable operating leases with terms of more than one year are as follows:

                           2004                               $    636,708
                           2005                                    451,674
                           2006                                    362,186
                           2007                                    268,336
                           2008                                    162,837
                                                              ============

(8)  Settlement of Lawsuit
     ---------------------

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


                                                                                                                   Schedule III
                                                                                                                   ------------
              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                                December 31, 2003




                                                                                        Gross amounts at which
                                    Initial Cost to         Cost                      Carried at Close of period
                                       Partnership      capitalized                   --------------------------
 Property                         -------------------  subsequent to                      Buildings and             Accumulated
Description        Encumbrances    Land     Buildings   acquisition  Retirements   Land    improvements     Total   depreciation
-----------        ------------    ----     ---------   -----------  -----------   ----    ------------     -----   ------------
Northwind
Office Park
E. Lansing, Ml     $   14,418    460,515    3,415,895      857,445           --   460,515    4,273,340    4,733,855   2,530,690
                   ==========    =======    =========      =======     ========   =======    =========    =========   =========

Research
Triangle JV
Raleigh, NC         5,060,888    750,612    4,920,738      220,216     (412,500)  338,112    5,140,954    5,479,066   3,794,811

Research Triangle
Land JV
Raleigh, NC                --    412,500           --       20,484     (194,842)  238,142           --      238,142          --
                   ----------  ---------    ---------      -------     --------   -------    ---------    ---------   ---------

                   $5,060,888  1,163,112    4,920,738      240,700     (607,342)  576,254    5,140,954    5,717,208   3,794,811
                   ==========  =========    =========      =======     ========   =======    =========    =========   =========

(RESTUBBED TABLE)

                                                     Life
                                                   on which
                                                 depreciation
                                                   in latest
                             Date                 statement of
 Property                     of         Date      operations
Description              construction  acquired   is computed
-----------              ------------  --------   -----------
Northwind
Office Park
E. Lansing, Ml               1973        12/83         -- *
                             ====        =====       ====

Research
Triangle JV
Raleigh, NC                  1983        12/83         -- *

Research Triangle
Land JV
Raleigh, NC                    --         8/92         --
                             ====        =====       ====





*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2003.

                                                             Schedule III, Cont.
                                                             -------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                        December 31, 2003, 2002 and 2001


(1)      Cost for Federal income tax purposes is $4,733,855.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2003, 2002 and 2001 follows:

                                                  Partnership Properties
                                                  ----------------------
                                            2003          2002          2001
                                            ----          ----          ----

         Balance at beginning of year   $ 4,708,257     4,693,936    10,128,864
         Additions                           25,598        14,321        78,200
         Dispositions (5)                        --            --    (5,513,128)
                                        -----------   -----------   -----------

         Balance at end of year         $ 4,733,855     4,708,257     4,693,936
                                        ===========   ===========   ===========


                                               Joint Venture Properties
                                               ------------------------
                                            2003         2002         2001
                                            ----         ----         ----

         Balance at beginning of year    $5,506,321    5,506,321    5,701,163
         Additions                          210,887           --           --
         Dispositions (6)                        --           --     (194,842)
                                         ----------   ----------   ----------

         Balance at end of year          $5,717,208    5,506,321    5,506,321
                                         ==========   ==========   ==========

                                                             Schedule III, Cont.
                                                             -------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                        December 31, 2003, 2002 and 2001


(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2003, 2002 and 2001 follows:

                                                   Partnership Properties
                                                   ----------------------
                                              2003         2002         2001
                                              ----         ----         ----

         Balance at beginning of year      $2,530,690    2,530,690    5,613,710
         Dispositions (5)                          --           --   (3,083,020)
                                           ----------   ----------   ----------

         Balance at end of year (4)        $2,530,690    2,530,690    2,530,690
                                           ==========   ==========   ==========


                                                  Joint Venture Properties
                                                  ------------------------
                                                2003        2002       2001
                                                ----        ----       ----

         Balance at beginning and
           end of year (4)                   $3,794,811  3,794,811  3,794,811
                                             ==========  =========  =========

(4)      Balance applies entirely to buildings and improvements.

(5)      Sale of Foxhunt Apartments in 2001.

(6)      Sale of portion of Research Triangle land in 2001.