Form 10-Q
period 2004-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2004-05-17
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------
                                            Condensed Balance Sheets
                                            ------------------------

                                                                               (Unaudited)
                                                                                March 31,          December 31,
                                                                                  2004                2003
                                                                             ----------------     --------------
                   Assets
----------------------------------------------
Cost of property and equipment, all held for sale                            $     4,752,245          4,743,805
Less accumulated depreciation                                                      2,531,480          2,531,480
                                                                             ----------------     --------------
                                                                                   2,220,765          2,212,325
Cash and equivalents                                                                 182,354            225,551
Other assets                                                                         214,656            207,016
                                                                             ----------------     --------------
     Total assets                                                            $     2,617,775          2,644,892
                                                                             ================     ==============

      Liabilities and Partners' Equity
----------------------------------------------
Mortgage loan payable                                                                      -             14,418
Accounts payable and accrued expenses                                                 58,897             42,761
Other liabilities                                                                     67,658             88,330
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                       1,029,636          1,046,561
Partners' equity                                                                   1,461,584          1,452,822
                                                                             ----------------     --------------
     Total liabilities and partners' equity                                  $     2,617,775          2,644,892
                                                                             ================     ==============

                                      Condensed Statements of Operations
                                      ----------------------------------
                                                  (Unaudited)
                                                                                Three months ended March 31,
                                                                             -----------------------------------
                                                                                  2004                2003
                                                                             ----------------    ----------------
Rental income                                                                $       209,194             212,416
Other income                                                                           3,871               5,301
                                                                             ----------------    ----------------
     Total income                                                                    213,065             217,717
                                                                             ----------------    ----------------
Property operating costs                                                             147,642             140,834
Administrative expense - affiliates                                                   32,816              34,448
Other administrative expense                                                          40,678              42,452
Interest                                                                                  92               1,450
                                                                             ----------------    ----------------
     Total expenses                                                                  221,228             219,184
                                                                             ----------------    ----------------
Loss before equity in earnings of joint venture                                       (8,163)             (1,467)
Equity in earnings of joint venture                                                   16,925              40,141
                                                                             ----------------    ----------------
     Net income                                                              $         8,762              38,674
                                                                             ================    ================
Net income per limited partnership unit                                      $           .85                3.75
                                                                             ================    ================
Weighted average limited partnership units outstanding                                10,000              10,000
                                                                             ================    ================

                                      Condensed Statements of Cash Flows
                                      ----------------------------------
                                                  (Unaudited)
                                                                                Three months ended March 31,
                                                                             ------------------------------------
                                                                                  2004                2003
                                                                             ----------------    ----------------
Cash provided (used) by:
Operating activities:
     Net income                                                              $         8,762              38,674
     Adjustments:
          Equity in earnings of joint ventures                                       (16,925)            (40,141)
          Other, principally changes in other assets and liabilities                 (12,176)            (40,925)
                                                                             ----------------    ----------------
               Net cash used by operating activities                                 (20,339)            (42,392)
                                                                             ----------------    ----------------
Investing activities:
     Additions to property and equipment                                              (8,440)             (6,190)
     Distributions from joint venture                                                      -              43,000
                                                                             ----------------    ----------------
               Net cash provided (used) by investing activities                       (8,440)             36,810
                                                                             ----------------    ----------------
Financing activities - principal payments on mortgage loans                          (14,418)            (12,937)
                                                                             ----------------    ----------------
Net decrease in cash and equivalents                                                 (43,197)            (18,519)
Cash and equivalents at beginning of period                                          225,551             235,302
                                                                             ----------------    ----------------
Cash and equivalents at end of period                                        $       182,354             216,783
                                                                             ================    ================

                          Notes to Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2003 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2004, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three month period ended March 31, 2004 and 2003 was approximately $45,000.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                                              Balance Sheet Information
                                              -------------------------
                                                                                 March 31,              December 31,
                                                                                   2004                     2003
                                                                             ----------------         ---------------
       Net property, held for sale                                           $     1,697,152               1,684,255
       Cash and equivalents                                                            3,343                  26,667
       Escrow deposits                                                               707,094                 871,080
       Other assets                                                                  253,450                 245,242
                                                                             ----------------         ---------------
            Total assets                                                     $     2,661,039               2,827,244
                                                                             ================         ===============

       Liabilities:
            Mortgage loan payable                                                  5,034,084               5,060,888
            Accounts payable and accrued expenses                                    113,762                 288,337
                                                                             ----------------         ---------------
                                                                                   5,147,846               5,349,225
                                                                             ----------------         ---------------
       Partners' deficit:
            The Partnership                                                       (1,143,988)             (1,161,575)
            RPILP - VI A                                                          (1,342,819)             (1,360,406)
                                                                             ----------------         ---------------
                                                                                  (2,486,807)             (2,521,981)
                                                                             ----------------         ---------------
            Total liabilities and partners' deficit                          $     2,661,039               2,827,244
                                                                             ================         ===============

                                                Operating Information
                                                ---------------------
                                                                                  Three months ended March 31,
                                                                             ----------------------------------------
                                                                                  2004                     2003
                                                                             ----------------         ---------------
       Rental income                                                         $       199,500                 199,500
       Other                                                                          46,450                  47,944
                                                                             ----------------         ---------------
            Total income                                                             245,950                 247,444
                                                                             ----------------         ---------------
       Property operating costs                                                       90,830                  42,096
       Interest                                                                      105,234                 106,293
       Administrative                                                                 14,712                  17,379
                                                                             ----------------         ---------------
            Total expenses                                                           210,776                 165,768
                                                                             ----------------         ---------------
            Net income                                                       $        35,174                  81,676
                                                                             ================         ===============

       Allocation of net income:
            The Partnership                                                           17,587                  40,838
            RPILP - VI A                                                              17,587                  40,838
                                                                             ----------------         ---------------
                                                                             $        35,174                  81,676
                                                                             ================         ===============

Current Accounting Pronouncements
---------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB reissued FIN No. 46R with certain modifications and clarifications. This pronouncement became effective for the Partnership on March 31, 2004 and did not have any effect on its financial statements.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements and to make scheduled debt payments. Cash decreased approximately $43,000 during the first three months of 2004. The Partnership made no distributions to limited partners in the first quarter of 2004. In accordance with the settlement of the lawsuit (Part II, Item
1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first three months of 2003, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $6,700 from a net loss of $1,467 in 2003 to a net loss of $8,163 in 2004.

Rental income decreased approximately 2% as compared to the first three months of 2003, due to a decrease in occupancy at Northwind Office Park (Northwind). Other income decreased by approximately $1,400 in 2004.

Total expenses increased approximately $2,000. Property operations increased approximately $7,000, primarily due to an increase in utilities. Other administrative expense decreased approximately $2,000 due to decreased legal and professional fees. Administrative expense to affiliates decreased approximately $1,600. Interest expense decreased approximately $1,400 as a result of the mortgage loan being paid off in February 2004.

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

PART I - Item 4. Controls and Procedures
                 -----------------------

Disclosure Controls and Procedures: The Partnership's management, with the participation of the Partnership's Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, the Partnership's Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2003.

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


              May 17, 2004                       /s/ Joseph M. Jayson
              ------------                       ------------------------------
                  Date                           Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer