Form 10-Q
period 2004-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2004-08-16
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

                                       or

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


2350 North Forest Road, Suite 35B, Getzville, New York 14068
------------------------------------------------------------
(Address of principal executive offices)

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

                                              Condensed Balance Sheets
                                              ------------------------


                                                                                      (Unaudited)
                                                                                        June 30,         December 31,
                                                                                          2004              2003
                                                                                     ---------------   ---------------
                   Assets
---------------------------------------------
Property and equipment, all held for sale                                            $    4,756,725         4,743,805
Less accumulated depreciation                                                             2,531,480         2,531,480
                                                                                     ---------------   ---------------
                                                                                          2,225,245         2,212,325
Cash and equivalents                                                                        194,194           225,551
Other assets                                                                                252,345           207,016
                                                                                     ---------------   ---------------
     Total assets                                                                    $    2,671,784         2,644,892
                                                                                     ===============   ===============

      Liabilities and Partners' Equity
---------------------------------------------
Mortgage loan payable                                                                            --            14,418
Accounts payable and accrued expenses                                                       110,023            42,761
Other liabilities                                                                            69,811            88,330
Equity in losses of unconsolidated joint
     ventures in excess of investment                                                     1,004,207         1,046,561
Partners' equity                                                                          1,487,743         1,452,822
                                                                                     ---------------   ---------------
     Total liabilities and partners' equity                                          $    2,671,784         2,644,892
                                                                                     ===============   ===============

                                         Condensed Statements of Operations
                                         ----------------------------------
                                                     (Unaudited)

                                                     Three months ended June 30,        Six months ended June 30,
                                                    -----------------------------      --------------------------
                                                       2004               2003            2004            2003
                                                    -----------         ---------      ---------       ----------
Rental income                                         $218,046           215,657        427,240         428,073

Other income                                             1,383             7,294          5,254          12,595
                                                      --------          --------       --------        --------
     Total income                                      219,429           222,951        432,494         440,668
                                                      --------          --------       --------        --------
Property operating costs                               163,184           140,552        310,826         281,386

Administrative expense - affiliates                     29,015            30,570         61,831          65,018

Other administrative expense                            26,500            28,052         67,178          70,504
Interest                                                    --             1,141             92           2,591
                                                      --------          --------       --------        --------
     Total expenses                                    218,699           200,315        439,927         419,499
                                                      --------          --------       --------        --------
Income (loss) before equity in earnings of
     joint ventures                                        730            22,636         (7,433)         21,169

Equity in earnings of joint ventures                    25,429            24,515         42,354          64,656
                                                      --------          --------       --------        --------

     Net income                                       $ 26,159            47,151         34,921          85,825
                                                      ========          ========       ========        ========
Net income per limited partnership unit               $   2.54              4.57           3.39            8.33
                                                      ========          ========       ========        ========
Weighted average limited partnership units
     outstanding                                        10,000            10,000         10,000          10,000
                                                      ========          ========       ========        ========

                                         Condensed Statements of Cash Flows
                                         ----------------------------------
                                                     (Unaudited)
                                                                                        Six months ended June 30,
                                                                                     -------------------------------
                                                                                        2004                2003
                                                                                     ----------           ----------
Cash provided by (used in):
Operating activities:
     Net income                                                                       $  34,921              85,825
     Adjustments:
       Equity in earnings of joint ventures                                             (42,354)            (64,656)
       Other, principally changes in other assets and liabilities                         3,414             (36,302)
                                                                                      ---------           ---------
          Net cash used in operating activities                                          (4,019)            (15,133)
                                                                                      ---------           ---------
Investing activities:
     Additions to property and equipment                                                (12,920)            (25,598)
     Distributions from joint venture                                                        --              52,000
                                                                                      ---------           ---------
          Net cash provided by (used in) investing activities                           (12,920)             26,402
                                                                                      ---------           ---------
Financing activities - principal payments on mortgage loans                             (14,418)            (27,415)
                                                                                      ---------           ---------
Net decrease in cash and equivalents                                                    (31,357)            (16,146)
Cash and equivalents at beginning of period                                             225,551             235,302
                                                                                      ---------           ---------
Cash and equivalents at end of period                                                 $ 194,194             219,156
                                                                                      =========           =========

                          Notes to Financial Statements
                     Six months ended June 30, 2004 and 2003
                                   (Unaudited)

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

Property and Equipment
----------------------

At June 30, 2004, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and six month periods ended June 30, 2004 and 2003 was approximately $46,000 and $92,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                                              Balance Sheet Information
                                              -------------------------
                                                                                      June 30,     December 31,
                                                                                        2004           2003
                                                                                   -------------  --------------
Assets:
     Net property, held for sale                                                    $ 1,697,152      1,684,255
     Cash and equivalents                                                                31,343         26,667
     Escrow deposits                                                                    745,764        871,080
     Other assets                                                                       199,225        245,242
                                                                                    -----------    -----------
          Total assets                                                              $ 2,673,484      2,827,244
                                                                                    ===========    ===========
Liabilities:
     Mortgage loan payable                                                            5,007,843      5,060,888
     Accounts payable and accrued expenses                                              104,238        288,337
                                                                                    -----------    -----------
          Total liabilities                                                           5,112,081      5,349,225
                                                                                    -----------    -----------
Partners' deficit:
     The Partnership                                                                 (1,119,883)    (1,161,575)
     RPILP - VI A                                                                    (1,318,714)    (1,360,406)
                                                                                    -----------    -----------
          Total partners' deficit                                                    (2,438,597)    (2,521,981)
                                                                                    -----------    -----------
          Total liabilities and partners' deficit                                   $ 2,673,484      2,827,244
                                                                                    ===========    ===========

                                                Operating Information
                                                ---------------------

                                                    Three months ended June 30,        Six months ended June 30,
                                                   ----------------------------       ---------------------------
                                                      2004              2003            2004              2003
                                                   ----------        ----------       ---------         ---------
Rental income                                       $199,500          199,500          399,000           399,000
Other                                                 46,062           50,773           92,512            98,717
                                                    --------         --------         --------          --------
     Total income                                    245,562          250,273          491,512           497,717
                                                    --------         --------         --------          --------
Property operating costs                              55,784           73,900          146,614           115,996
Interest                                             105,675          106,856          210,909           213,149
Administrative                                        35,893           19,093           50,605            36,472
                                                    --------         --------         --------          --------
     Total expenses                                  197,352          199,849          408,128           365,617
                                                    --------         --------         --------          --------
     Net income                                     $ 48,210           50,424           83,384           132,100
                                                    ========         ========         ========          ========
Allocation of net income:
     The Partnership                                  24,105           25,212           41,692            66,050
     RPILP - VI A                                     24,105           25,212           41,692            66,050
                                                    --------         --------         --------          --------
                                                    $ 48,210           50,424           83,384           132,100
                                                    ========         ========         ========          ========

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

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $31,000 during the first six months of 2004. The Partnership made no distributions to limited partners in the first six months of 2004. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first six months of 2003, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $28,000 from net income of $21,169 in 2003 to a net loss of $7,433 in 2004.

Rental income remained relatively unchanged as compared to the first six months of 2003. Other income decreased by approximately $7,000 in 2004.

Total expenses increased approximately $20,500. Property operations increased approximately $29,000 due primarily to an increase in utilities and landscaping. Other administrative expense, decreased approximately $3,000 due to decreased legal and professional fees. Administrative expense to affiliates decreased approximately $3,000 due to a decrease in management expenses. Interest expense decreased approximately $2,500 as a result of the mortgage loan being paid off in February 2004.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts. The mortgage loan on the Partnership's property is fixed rate and, therefore, is not subject to market risk.

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


              August 16, 2004                 /s/ Joseph M. Jayson
              ---------------                 --------------------
                   Date                       Joseph M. Jayson,
                                              Individual General Partner and
                                              Principal Financial Officer