Form 10-Q
period 2004-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2004-11-15
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-11909


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                          16-1212761
 ----------------------                      -----------------------------------
(State of organization)                       (IRS Employer Identification No.)


2350 North Forest Road, Suite 35B, Getzville, New York 14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
-------------------------------
(Registrant's telephone number)

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

                                              Condensed Balance Sheets
                                              ------------------------


                                                                                       (Unaudited)
                                                                                      September 30,     December 31,
                                                                                          2004               2003
                                                                                    ----------------   ---------------
                   Assets
---------------------------------------------
Property and equipment, all held for sale                                           $      4,756,725         4,743,805
Less accumulated depreciation                                                              2,531,480         2,531,480
                                                                                    ----------------   ---------------
                                                                                           2,225,245         2,212,325
Cash and equivalents                                                                         167,449           225,551
Other assets                                                                                 288,841           207,016
                                                                                    ----------------   ---------------
     Total assets                                                                   $      2,681,535         2,644,892
                                                                                    ================   ===============

      Liabilities and Partners' Equity
---------------------------------------------
Mortgage loan payable                                                                             --            14,418
Accounts payable and accrued expenses                                                         97,583            42,761
Other liabilities                                                                             81,480            88,330
Equity in losses of unconsolidated joint
     ventures in excess of investment                                                        979,330         1,046,561
Partners' equity                                                                           1,523,142         1,452,822
                                                                                    ----------------   ---------------
     Total liabilities and partners' equity                                         $      2,681,535         2,644,892
                                                                                    ================   ===============

                                                  Condensed Statements of Operations
                                                  ----------------------------------
                                                               (Unaudited)

                                                      Three months ended Sept 30,       Nine months ended Sept 30,
                                                  ----------------------------------  -------------------------------
                                                        2004               2003            2004              2003
                                                  ---------------    ---------------  --------------   --------------
Rental income                                     $       218,540            215,079         645,780          643,152

Other income                                                4,117              7,280           9,371           19,875
                                                  ---------------    ---------------  --------------   --------------
     Total income                                         222,657            222,359         655,151          663,027
                                                  ---------------    ---------------  --------------   --------------
Property operating costs                                  150,347            137,932         461,173          419,318
Administrative expense - affiliates                        25,111             28,598          86,942           93,616
Other administrative expense                               36,677             19,526         103,855           90,030
Interest                                                       --                795              92            3,386
                                                  ---------------    ---------------  --------------   --------------
     Total expenses                                       212,135            186,851         652,062          606,350
                                                  ---------------    ---------------  --------------   --------------
Income before equity in earnings of
     joint ventures                                        10,522             35,508           3,089           56,677
Equity in earnings of joint ventures                       24,877             37,774          67,231          102,430
                                                  ---------------    ---------------  --------------   --------------
     Net income                                   $        35,399             73,282          70,320          159,107
                                                  ===============    ===============  ==============   ==============
Net income per limited partnership unit           $          3.43               7.11            6.82            15.43
                                                  ===============    ===============  ==============   ==============
Weighted average limited partnership units
     outstanding                                           10,000             10,000          10,000           10,000
                                                  ===============    ===============  ==============   ==============

                                         Condensed Statements of Cash Flows
                                         ----------------------------------
                                                    (Unaudited)
                                                                                 Nine months ended September 30,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             -------------------  -----------------
Cash provided by (used in):
Operating activities:
     Net income                                                              $           70,320             159,107
     Adjustments:
       Equity in earnings of joint ventures                                             (67,231)           (102,430)
       Other, principally changes in other assets and liabilities                       (33,853)           (120,292)
                                                                             ------------------   -----------------
          Net cash used in operating activities                                         (30,764)            (63,615)
                                                                             ------------------   -----------------
Investing activities:
     Additions to property and equipment                                                (12,920)            (25,598)
     Distributions from joint venture                                                        --              72,000
                                                                             ------------------   -----------------
          Net cash provided by (used in) investing activities                           (12,920)             46,402
                                                                             ------------------   -----------------
Financing activities - principal payments on mortgage loans                             (14,418)            (42,853)
                                                                             ------------------   -----------------
Net decrease in cash and equivalents                                                    (58,102)            (60,066)
Cash and equivalents at beginning of period                                             225,551             235,302
                                                                             ------------------   -----------------
Cash and equivalents at end of period                                        $          167,449             175,236
                                                                             ==================   =================

                          Notes to Financial Statements
                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)

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

Property and Equipment
----------------------

At September 30, 2004, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and nine month periods ended September 30, 2004 and 2003 was approximately $46,000 and $138,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                                              Balance Sheet Information
                                              -------------------------
                                                                                    September 30,       December 31,
                                                                                         2004               2003
                                                                                   ---------------    ---------------
            Assets:
                 Net property, held for sale                                       $     1,737,281          1,684,255
                 Cash and equivalents                                                           --             26,667
                 Escrow deposits                                                           749,104            871,080
                 Other assets                                                              238,404            245,242
                                                                                   ---------------    ---------------
                      Total assets                                                 $     2,724,789          2,827,244
                                                                                   ===============    ===============

            Liabilities:
                 Mortgage loan payable                                                   4,981,049          5,060,888
                 Accounts payable and accrued expenses                                     132,583            288,337
                                                                                   ---------------    ---------------
                      Total liabilities                                                  5,113,632          5,349,225
                                                                                   ---------------    ---------------
            Partners' deficit:
                 The Partnership                                                        (1,095,006)        (1,161,575)
                 RPILP - VI A                                                           (1,293,837)        (1,360,406)
                                                                                   ---------------    ---------------
                      Total partners' deficit                                           (2,388,843)        (2,521,981)
                                                                                   ---------------    ---------------
                      Total liabilities and partners' deficit                      $     2,724,789          2,827,244
                                                                                   ===============    ===============


                                                Operating Information
                                                ---------------------

                                                    Three months ended Sept 30,         Nine months ended Sept 30,
                                                 --------------------------------    -------------------------------
                                                      2004               2003             2004              2003
                                                 --------------     -------------    -------------     -------------
          Rental income                          $      199,500           199,500          598,500           598,500

          Other                                          45,981            44,683          138,493           143,400
                                                 --------------     -------------    -------------     -------------
               Total income                             245,481           244,183          736,993           741,900
                                                 --------------     -------------    -------------     -------------
          Property operating costs                       60,060            38,994          206,674           154,990
          Interest                                      105,017           107,481          315,926           320,630
          Administrative                                 30,650            20,888           81,255            57,360
                                                 --------------     -------------    -------------     -------------
               Total expenses                           195,727           167,363          603,855           532,980
                                                 --------------     -------------    -------------     -------------
               Net income                        $       49,754            76,820          133,138           208,920
                                                 ==============     =============    =============     =============
          Allocation of net income:
               The Partnership                           24,877            38,410           66,569           104,460
               RPILP - VI A                              24,877            38,410           66,569           104,460
                                                 --------------     -------------    -------------     -------------
                                                 $       49,754            76,820          133,138           208,920
                                                 ==============     =============    =============     =============

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

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $58,000 during the first nine months of 2004. The Partnership made no distributions to limited partners in the first nine months of 2004. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first nine months of 2003, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $53,500 from net income of $56,677 in 2003 to a net income of $3,089 in 2004.

Rental income remained relatively unchanged as compared to the first nine months of 2003. Other income decreased by approximately $10,000 in 2004.

Total expenses increased approximately $46,000. Property operations increased approximately $42,000 due to increases in utilities of approximately $14,000, leasing services of $7,000, landscaping of $5,000, cleaning services of $10,000 and health insurance of $6,000. Other administrative expense, increased approximately $14,000 due to increased legal and professional fees. Administrative expense to affiliates decreased approximately $7,000 due to decreased management expenses. Interest expense decreased approximately $3,000 as a result of the mortgage loan being paid off in February 2004.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership's cash equivalents are short-term, non-interest bearing bank accounts. The mortgage loan on the Partnership's property is fixed rate and, therefore, is not subject to market risk.

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

Item 5. Other Information
        -----------------

        (a) Reports on Form 8-K

            None.

Item 6. Exhibits

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


              November 15, 2004                 /s/ Joseph M. Jayson
              -----------------                 ------------------------------
                    Date                        Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer