Form 10-K
period 2004-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2005-03-31
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)


         (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004
                                             -----------------

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

2350 North Forest Road
Getzville, New York 14068
-------------------------
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2004, the Partnership, either directly or through its limited liability subsidiary company, owned an office complex in Michigan (Northwind Office Park), and is a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina. A portion of the interest in the Research Triangle Land Joint Venture was sold in March 2001. All of the other properties are currently being actively marketed for sale.

         It is anticipated that the Partnership will be entering into sales contracts in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2004, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2004 were employees of the Corporate General Partner or its affiliates.

         Northwind Office Park represents 100% of the Partnership's revenue generated for the last three years.

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

ITEM 2: PROPERTIES
------- ----------

         As of December 31, 2004, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. At December 31, 2004, Northwind was 67% occupied. The 2003 and 2002 year end occupancy rates were 73% and 74%, respectively.

         There was a 9.75% first mortgage loan on the Northwind property, which matured in December 2002, and a 9% second mortgage loan on the property, which was paid in 2004. As of December 31, 2004, there is no mortgage loan on the Northwind property.

         The Research Triangle Industrial Park Joint Venture owns a 117,000 square foot office/warehouse distribution building in Raleigh, North Carolina. The building has been 100% occupied for several years. The first mortgage loan on the property had a balance of $4,952,588 at December 31, 2004.

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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
------- -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2004, there were 1,053 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2004, 2003 or 2002.

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

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                         At or for the years ended December 31,
                                     -------------------------------------------------------------------------------
                                           2004            2003            2002            2001            2000
                                     -------------------------------------------------------------------------------
Balance sheet data
Net rental property                  $    2,225,245      2,212,325        2,186,727     2,170,349        4,534,501
Total assets                              2,630,322      2,644,892        2,592,896     2,619,014        4,907,962
Mortgage loans payable                            -         14,418           73,058       237,634        6,361,767
Partners' equity (deficit)                1,560,312      1,452,822        1,225,570     1,049,338       (3,460,292)
                                     ===============================================================================
Operating data
Rental income                               848,133        843,547          880,401     1,050,604        2,204,179
Other income                                 10,333         15,341            8,368        41,874           76,160
                                     -------------------------------------------------------------------------------
Total revenue                               858,466        858,888          888,769     1,092,478        2,280,339
                                     -------------------------------------------------------------------------------
Property operating costs                    618,302        536,671          557,457       662,336        1,284,066
Depreciation                                      -              -                -             -          176,647
Interest expense                                 92          1,558           15,933       117,342          581,572
Administrative expenses                     230,820        231,259          278,277       335,555          489,572
                                     -------------------------------------------------------------------------------
Total expenses                              849,214        769,488          851,667     1,115,233        2,531,857
                                     -------------------------------------------------------------------------------
Income (loss) before joint venture
  operations and gain on sale of
  property                                    9,252         89,400           37,102       (22,755)        (251,518)
Equity in earnings of unconsolidated
  joint ventures                             98,238        137,852          139,130       317,105          131,175
Minority interest in
  consolidated venture operations                 -              -                -      (545,015)          (3,469)
Gain on sale of property                          -              -                -     4,760,295                -
                                     -------------------------------------------------------------------------------
Net income (loss)                    $      107,490        227,252          176,232     4,509,630         (123,812)
                                     ===============================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                        (31,082)         2,487          (22,072)     (408,352)         216,778
Investing activities                        (12,920)        46,402           91,622     7,351,841           10,991
Financing activities                        (14,418)       (58,640)        (164,576)   (6,770,710)        (211,321)
                                     -------------------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                    $      (58,420)        (9,751)         (95,026)      172,779           16,448
                                     ===============================================================================
Per limited partnership unit:
Net income (loss)                    $        10.43          22.04            17.09        389.11           (12.01)
                                     ===============================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership made no distributions to limited partners in 2004, 2003 or 2002. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
----------------------

         The results of operations of the Partnership, excluding equity in earnings from joint ventures for the year ended December 31, 2004, produced a net income of $9,252. The results compare to net income of $89,400 in 2003 and $37,102 in 2002.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2004 as compared to 2003
------------------------

         Rental income remained consistent while other income decreased by approximately $5,000 in 2004 due to forfeited security deposits at Northwind in 2003.

         Total expenses increased approximately 10% for the year ended December 31, 2004. Property operations increased approximately $82,000 due to significant increases in utilities of $20,000, insurance of $15,000, cleaning of $10,000 and resident management and employee benefits of $20,000. Numerous other expenses had lesser increases, which make up the remainder of the increase in property operations. Administrative expense to affiliated parties increased by $9,000 due to a increase in portfolio management fees.

         The increase in overall expense was offset by decreases in other administrative expenses and interest expense. Other administrative expenses decreased $10,000 due to a large decrease in promotional expense offset by increases in legal fees. Interest expense decreased $1,500 due to the Northwind mortgage being paid off in February 2004.

2003 as compared to 2002
------------------------

         Rental income decreased approximately 4% due a decrease in occupancy at Northwind and an increase in concessions. Other income increased by approximately $7,000 in 2003 due primarily to forfeited security deposits at Northwind.

         Total expenses decreased approximately 10% for the year ended December 31, 2003. Property operations decreased $21,000 due to a decrease in electric and gas expense and a reduction in real estate tax expense at Northwind. Other administrative expense decreased approximately $41,000 due primarily to decreased legal and professional fees. Administrative expense and reimbursement to affiliated parties decreased approximately 5% due to decreased portfolio management expenses. Interest expense decreased approximately $14,000 due to a larger portion of each mortgage payment being applied towards principal due to amortization of the mortgage and the final payment of one of the mortgages at Northwind in October 2002.

Joint Ventures
--------------

         The Research Triangle Industrial Park Joint Venture experienced 100% occupancy in 2004 and 2003. Its 2004 net income decreased by approximately $80,000 from the 2003 net income. Rental income decreased approximately $8,000 due to a decrease in quarterly common area maintenance fees. Other income remained consistent from 2003 to 2004. Total expenses increased 10% mainly due to an increase in consulting fees, legal fees, commissions from the lease renewal, and resident management expenses and fees. Because the joint venture has had net income during each of the last three years, the Partnership's 50% equity has enabled the Partnership to receive cash distributions from the Venture of $72,000 in 2003 and $108,000 in 2002. In 2004, the venture used cash flow from operations to reduce outstanding accounts payable and accrued expenses.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

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

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2004, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 66, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 42 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 42 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 23 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 64, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 33 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

Code of Ethics
--------------

         The Partnership has adopted a code of ethics for the partners, principal financial officer, and employees of the Corporate General Partner or its affiliates who render services on behalf of the Partnership. The Partnership will provide to any person without charge, upon request, a copy of the code of ethics, which is available from:

         Realmark Property Investors Limited Partnership - II
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2004. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 912 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2004. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2004, owned 8 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2004 and 2003. All fees incurred for the years ended December 31, 2004 and 2003 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2004 and 2003 totaled $30,700 and $28,150, respectively.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2004 and 2003. The fees for these services amounted to $6,885 and $4,104, respectively.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2004 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2004 and 2003, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examinations, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2004.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                             Page
---      ---------------------------------                                             ----
         Independent Auditors' Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2004 and 2003                   F-2
         Consolidated Statements of Operations for the years ended
           December 31, 2004, 2003 and 2002                                             F-3
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2004, 2003 and 2002                                       F-4
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2004, 2003 and 2002                                             F-5
         Notes to Consolidated Financial Statements                                     F-6

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

         14. Code of Ethics filed December 31, 2003, are incorporated herein by reference.

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - II


By:      /s/Joseph M. Jayson                                  March 31, 2005
         -------------------                                  --------------
         JOSEPH M. JAYSON,                                         Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                 March 31, 2005
         -------------------                                  --------------
         JOSEPH M. JAYSON,                                         Date
         President, Treasurer and Director

         /s/ Judith P. Jayson                                 March 31, 2005
         -------------------                                  --------------
         JUDITH P. JAYSON,                                         Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
    Partnership - II:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - II and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Williamsville, New York
March 29, 2005

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2004 and 2003


                           Assets                                                       2004         2003
                           ------                                                       ----         ----
Property and equipment, at cost, all held for sale:
     Land                                                                            $  460,515      460,515
     Buildings and improvements                                                       4,286,260    4,273,340
     Furniture and equipment                                                              9,950        9,950
                                                                                     ----------   ----------

                                                                                      4,756,725    4,743,805
     Less accumulated depreciation                                                    2,531,480    2,531,480
                                                                                     ----------   ----------

                           Net property and equipment                                 2,225,245    2,212,325

Cash and equivalents                                                                    167,131      225,551
Accounts receivable                                                                      74,646        7,171
Receivables from affiliated parties                                                     133,772      138,723
Escrow deposits                                                                               -       15,995
Other assets                                                                             29,528       45,127
                                                                                     ----------   ----------

                           Total assets                                              $2,630,322    2,644,892
                                                                                     ==========   ==========

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
     Mortgage loan payable                                                                    -       14,418
     Accounts payable and accrued expenses                                               73,003       42,761
     Security deposits and prepaid rents                                                 48,684       88,330
                                                                                     ----------   ----------

                           Total liabilities                                            121,687      145,509
                                                                                     ----------   ----------

Losses of unconsolidated joint ventures in excess of investment                         948,323    1,046,561

Partners' equity:
     General partners                                                                   369,292      366,067
     Limited partners                                                                 1,191,020    1,086,755
                                                                                     ----------   ----------

                           Total partners' equity                                     1,560,312    1,452,822
                                                                                     ----------   ----------

                           Total liabilities and partners' equity                    $2,630,322    2,644,892
                                                                                     ==========   ==========








          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years ended December 31, 2004, 2003 and 2002



                                                                           2004      2003        2002
                                                                         -------    --------   --------
Income:
     Rental                                                              $848,133    843,547    880,401
     Interest and other                                                    10,333     15,341      8,368
                                                                         --------   --------   --------

                           Total income                                   858,466    858,888    888,769
                                                                         --------   --------   --------
Expenses:
     Property operations                                                  618,302    536,671    557,457
     Interest                                                                  92      1,558     15,933
     Administrative:
         Affiliated parties                                               130,020    120,739    127,113
         Other                                                            100,800    110,520    151,164
                                                                         --------   --------   --------

                           Total expenses                                 849,214    769,488    851,667
                                                                         --------   --------   --------

Income before equity in earnings of unconsolidated
     joint ventures                                                         9,252     89,400     37,102

Equity in earnings of unconsolidated joint ventures                        98,238    137,852    139,130
                                                                         --------   --------   --------

                           Net income                                    $107,490    227,252    176,232
                                                                         ========   ========   ========

Net income per limited partnership unit                                  $  10.43      22.04      17.09
                                                                         ========   ========   ========

Weighted average number of limited partnership
     units outstanding                                                     10,000     10,000     10,000
                                                                         ========   ========   ========
















          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                   Consolidated Statements of Partners' Equity

                  Years ended December 31, 2004, 2003 and 2002




                                                              Limited Partners
                                                 General      ----------------
                                                 Partners     Units     Amount
                                                 --------     -----     ------
Balances at December 31, 2001                   $ 353,962     10,000     695,376

Net income                                          5,287         --     170,945
                                                ---------    -------   ---------

Balances at December 31, 2002                     359,249     10,000     866,321

Net income                                          6,818         --     220,434
                                                ---------    -------   ---------

Balances at December 31, 2003                     366,067     10,000   1,086,755

Net income                                          3,225         --     104,265
                                                ---------    -------   ---------

Balances at December 31, 2004                   $ 369,292     10,000   1,191,020
                                                =========    =======   =========
























          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2004, 2003 and 2002




                                                                         2004          2003        2002
                                                                         ----          ----        ----
Cash flows from operating activities:
     Net income                                                        $ 107,490      227,252      176,232
     Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
              Amortization                                                   217        7,921       10,379
              Equity in earnings of joint ventures                       (98,238)    (137,852)    (139,130)
              Changes in:
                  Accounts receivable                                    (67,475)      (6,513)       3,022
                  Receivables from affiliated parties                      4,951      (40,228)     (48,629)
                  Escrow deposits                                         15,995       (2,276)      (2,313)
                  Other assets                                            15,382        4,947      (14,989)
                  Accounts payable and accrued expenses                   30,242      (38,920)        (603)
                  Security deposits and prepaid rents                    (39,646)     (11,844)      (6,041)
                                                                       ---------     --------     --------

                           Net cash provided by (used in)
                               operating activities                      (31,082)       2,487      (22,072)
                                                                       ---------     --------     --------

Cash flows from investing activities:
     Additions to property and equipment                                 (12,920)     (25,598)     (16,378)
     Distributions from joint venture                                         --       72,000      108,000
                                                                       ---------     --------     --------
                           Net cash provided by (used in)
                               investing activities                      (12,920)      46,402       91,622
                                                                       ---------     --------     --------

Cash flows from financing activities -
     principal payments on mortgage loan                                 (14,418)     (58,640)    (164,576)
                                                                       ---------     --------     --------

Net decrease in cash and equivalents                                     (58,420)      (9,751)     (95,026)

Cash and equivalents at beginning of year                                225,551      235,302      330,328
                                                                       ---------     --------     --------

Cash and equivalents at end of year                                    $ 167,131      225,551      235,302
                                                                       =========     ========     ========

Supplemental disclosure of cash flow information -
      cash paid for interest                                           $     200        4,270       14,175
                                                                       =========     ========     ========








          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


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

(2)  Summary of Significant Accounting Policies
-----------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its subsidiary, Realmark/Foxhunt Limited Partnership which owned and operated the Foxhunt Apartments, a 250 unit apartment complex located in Dayton, Ohio, acquired in 1984 and sold in 2001. The Partnership owns Northwind Office Park.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (c) Property and Equipment, Continued
     -------------------------------------

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2004, no impairment in value has been recognized.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale of disposition" are no longer depreciated. All the properties were held for sale in 2004, 2003, and 2002.

     (d) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity period of three months or less.

     (e) Deferred Mortgage Costs
     ---------------------------

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgages. In February 2004, the mortgage for the Northwind property was paid off. As of December 31, 2004, there are no deferred mortgage costs.

     (f) Unconsolidated Joint Ventures
     ---------------------------------

         The Partnership's investment in Research Triangle Industrial Park West Associates Joint Venture and Research Triangle Land Joint Venture are unconsolidated joint ventures, which are accounted for on the equity method. These joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

     (g) Rental Income
     -----------------

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

     (h) Per Unit Data
     -----------------

         Per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (i) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2004.

     (j) Income Allocation and Distributable Cash Flow
     -------------------------------------------------

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

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 8), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2004, 2003, or 2002.

     (k) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2004, net assets for financial reporting purposes were $960,909 more than the tax bases of the net assets.

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

     (m) Recent Pronouncements
     -------------------------

         In April 2004, the EITF released Issue No. 03-06, "Participating Securities and the Two Class Method under SFAS No. 128, Earnings per Share", which addressed a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Issue No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF Issue No. 03-06 did not have an impact on the Partnership's financial position, results of operations or cash flows.

         In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Partnership does not believe this pronouncement will have a material effect on its financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions." SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe this pronouncement will have a material effect on its financial position, results of operations or cash flows.

         In December 2004, the FASB released its final revised standard, SFAS No. 123R, "Share-Based Payment." SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (m) Recent Pronouncements, Continued
     ------------------------------------

         recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal periods beginning after June 15, 2005. The Partnership does not believe this pronouncement will have a material effect on its financial position, results of operations or cash flows.

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

     Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park. The carrying value of the assets of Northwind Office Park was $2,225,245 at December 31, 2004, and the property generated net income of $150,312 for the year then ended.

     Depreciation expense, not recorded during the disposal periods on Northwind Office Park amounted to $187,000, $186,000, and $184,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


(4)  Investments in Unconsolidated Joint Ventures
-------------------------------------------------

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

         Summary financial information of the Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                                               December 31
                                                                                               -----------
                           Assets                                                          2004            2003
                           ------                                                       -----------      ---------
Property, net of accumulated depreciation                                               $ 1,737,281      1,684,255
Cash and equivalents                                                                             --         26,667
Escrow deposits                                                                             731,672        871,080
Other assets                                                                                241,414        245,242
                                                                                        -----------    -----------

                           Total assets                                                 $ 2,710,367      2,827,244
                                                                                        ===========    ===========


                        Liabilities and Partners' Deficit
                        ---------------------------------

Liabilities:
     Mortgage loan payable                                                                4,952,588      5,060,888
     Accounts payable and accrued expenses                                                   76,804        288,337
                                                                                        -----------    -----------

                           Total liabilities                                              5,029,392      5,349,225
                                                                                        -----------    -----------

Partners' deficit:
     The Partnership                                                                     (1,060,097)    (1,161,575)
     RPILP - VI A                                                                        (1,258,928)    (1,360,406)
                                                                                        -----------    -----------

                           Total partners' deficit                                       (2,319,025)    (2,521,981)
                                                                                        -----------    -----------

                           Total liabilities and partners' deficit                      $ 2,710,367      2,827,244
                                                                                        ===========    ===========


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



(4)  Investments in Unconsolidated Joint Ventures, Continued
------------------------------------------------------------

                              Operating Information
                              ---------------------

                                                                          Years ended December 31,
                                                                      -------------------------------
                                                                         2004       2003      2002
                                                                      ---------   --------  ---------
Income:
     Rental                                                           $ 976,950    984,634    975,220
     Other                                                                1,772      2,231      5,335
                                                                      ---------   --------  ---------

                           Total income                                 978,722    986,865    980,555
                                                                      ---------   --------  ---------
Expenses:
     Property operations                                                254,302    201,803    178,923
     Interest                                                           418,830    427,613    433,798
     Administrative:
         Affiliated parties                                              58,617     59,078     54,867
         Other                                                           44,017     15,965     26,047
                                                                      ---------   --------  ---------
                           Total expenses                               775,766    704,459    693,635
                                                                      ---------   --------  ---------

                           Net income                                 $ 202,956    282,406    286,920
                                                                      =========   ========  =========

Allocation of net income:
     The Partnership                                                    101,478    141,203    143,460
     RPILP - VI A                                                       101,478    141,203    143,460
                                                                      ---------   --------  ---------

                           Total                                      $ 202,956    282,406    286,920
                                                                      =========   ========  =========

     A reconciliation of the Partnership's investment in Research Triangle Industrial Park Joint Venture is as follows:

                                                                       2004            2003           2002
                                                                   ------------     ----------     ----------
Losses in excess of investment at
    beginning of year                                              $ (1,161,575)    (1,230,778)    (1,266,238)
Allocated net income                                                    101,478        141,203        143,460
Distribution from joint venture                                              --        (72,000)      (108,000)
                                                                   ------------     ----------     ----------
Losses in excess of investment at
    end of year                                                    $ (1,060,097)    (1,161,575)    (1,230,778)
                                                                   ============     ==========     ==========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


(4)  Investments in Unconsolidated Joint Ventures, Continued
------------------------------------------------------------

     In 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. In 2001, a portion of the land was sold for a gain of $180,199. The Partnership's remaining investment in the land amounted to $111,770 and $115,010 at December 31, 2004 and 2003,
     respectively.

(5)  Mortgage Loan Payable
--------------------------

     Northwind Office Park made the final payment on a mortgage loan bearing interest at 9% and payable in monthly principal and interest installments of $4,779 in February 2004. The loan had a balance of $14,418 at December 31, 2003.

(6)  Related Party Transactions
-------------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                       2004             2003               2002
                                                                       ----             ----               ----
         Property management fees based on a percent-
              age (generally 5%) of the rental income              $    51,046           52,666            53,157

         Reimbursement for cost of services to the Partnership
              that include investor relations, marketing of
              properties, supplies, professional fees,
              communications, accounting, printing, postage and
              other items                                               78,974           68,073            73,956
                                                                   -----------        ---------        ----------

                                                                   $   130,020          120,739           127,113
                                                                   ===========        =========        ==========

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from affiliated parties are payable on demand and bear interest at 11%.

     Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated at 1% of the mortgage loan amounts. No such fees were paid during the years ended December 31, 2004, 2003 and 2002.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(6)  Related Party Transactions, Continued
------------------------------------------

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

(7)  Leases
----------

     All residential property rental agreements are for a duration of one year or less. In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 5 years. Future rentals to be received on non-cancelable operating leases with terms of more than one year are as follows:

                           2005                           $    695,540
                           2006                                547,243
                           2007                                380,197
                           2008                                245,675
                           2009                                 20,116

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

     On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement' (the "Hearing Order") and on November 29, 2001, the Court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of Partnerships' properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(8)  Settlement of Lawsuit, Continued
-------------------------------------

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

                                                                                                                    Schedule III
                                                                                                                    ------------

                    REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                       AND SUBSIDIARY

                          Real Estate and Accumulated Depreciation
                                      December 31, 2004




                                                                                       Gross amounts at which
                                 Initial Cost to          Cost                       Carried at Close of period
                                    Partnership       capitalized                    --------------------------
 Property                      -------------------   subsequent to                        Buildings and             Accumulated
Description      Encumbrances   Land     Buildings    acquisition  Retirements    Land    improvements     Total    depreciation
-----------      ------------   ----     ---------    -----------  -----------    ----    ------------     -----    ------------
Northwind
Office Park
E. Lansing, Ml   $         -    460,515    3,415,895      870,365            -    460,515    4,286,260    4,746,775   2,530,690

Research
Triangle JV
Raleigh, NC        4,952,588    750,612    4,920,738      220,216     (412,500)   338,112    5,193,980    5,532,092   3,794,811

Research
Triangle
Land JV
Raleigh, NC                -    412,500            -       20,484     (194,842)   238,142            -      238,142           -
                 -----------  ---------    ---------   ----------   ----------  ---------   ----------   ----------  ----------

                 $ 4,952,588  1,163,112    4,920,738      240,700     (607,342)   576,254    5,193,980    5,770,234   3,794,811
                 ===========  =========    =========   ==========   ==========  =========   ==========   ==========  ==========

(RESTUBBED TABLE)

                                                      Life
                                                    on which
                                                  depreciation
                                                    in latest
                              Date                 statement of
  Property                     of         Date      operations
 Description              construction  acquired   is computed
 -----------              ------------  --------   -----------
Northwind
Office Park
E. Lansing, Ml                1973         12/83       - *

Research
Triangle JV
Raleigh, NC                   1983         12/83       - *

Research
Triangle
Land JV
Raleigh, NC                      -          8/92       -
                             =====          ====      ====

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2004.


                                                                                                      Schedule III, Cont.
                                                                                                      -------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                    Real Estate and Accumulated Depreciation
                        December 31, 2004, 2003 and 2002


(1)  Cost for Federal income tax purposes is $4,746,775.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2004, 2003 and 2002 follows:

                                                                                Partnership Properties
                                                                                ----------------------
                                                                      2004                2003              2002
                                                                      ----                ----              ----
     Balance at beginning of year                                  $   4,733,855        4,708,257         4,693,936
     Additions                                                            12,920           25,598            14,321
                                                                   -------------       ----------       -----------

     Balance at end of year                                        $   4,746,775        4,733,855         4,708,257
                                                                   =============       ==========       ===========

                                                                                Joint Venture Properties
                                                                                ------------------------
                                                                         2004             2003              2002
                                                                         ----             ----              ----
     Balance at beginning of year                                  $   5,717,208        5,506,321         5,506,321
     Additions                                                            53,026          210,887                 -
                                                                   -------------        ---------        ----------

     Balance at end of year                                        $   5,770,234        5,717,208         5,506,321
                                                                   =============        =========        ==========

(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2004, 2003 and 2002 follows:

                                                                                Partnership Properties
                                                                                ----------------------
                                                                         2004             2003              2002
                                                                         ----             ----              ----
     Balance at beginning and end of year (4)                      $   2,530,690        2,530,690         2,530,690
                                                                   =============        =========         =========

                                                                                Joint Venture Properties
                                                                                ------------------------
                                                                       2004               2003              2002
                                                                       ----               ----              ----
     Balance at beginning and end of year (4)                      $   3,794,811        3,794,811         3,794,811
                                                                   =============        =========         =========

(4)  Balance applies entirely to buildings and improvements.