Form 10-Q
period 2005-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2005-05-16
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

                                       or

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


2350 North Forest Road, Getzville, New York 14068
-------------------------------------------------
(Address of principal executive offices)

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
                                               ------------------------

                                                                                    (Unaudited)
                                                                                     March 31,          December 31,
                                                                                        2005                2004
                                                                                   ---------------     ---------------
                    Assets
-----------------------------------------------
Property and equipment, all held for sale                                          $    4,767,385           4,756,725
Less accumulated depreciation                                                           2,531,480           2,531,480
                                                                                   ---------------     ---------------
                                                                                        2,235,905           2,225,245
Cash and equivalents                                                                      122,942             167,131
Other assets                                                                              300,849             237,946
                                                                                   ---------------     ---------------
     Total assets                                                                  $    2,659,696           2,630,322
                                                                                   ===============     ===============

       Liabilities and Partners' Equity
-----------------------------------------------

Accounts payable and accrued expenses                                                      91,987              73,003
Other liabilities                                                                          55,521              48,684
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                              915,206             948,323
Partners' equity                                                                        1,596,982           1,560,312
                                                                                   ---------------    ---------------
     Total liabilities and partners' equity                                        $    2,659,696           2,630,322
                                                                                   ===============    ================

                                         Condensed Statements of Operations
                                         ----------------------------------
                                                     (Unaudited)
                                                                                     Three months ended March 31,
                                                                                  ------------------------------------
                                                                                       2005                 2004
                                                                                  ----------------     ---------------
Rental income                                                                     $       199,527             209,194
Other income                                                                                  545               3,871
                                                                                  ----------------     ---------------
     Total income                                                                         200,072             213,065
                                                                                  ----------------     ---------------
Property operating costs                                                                  136,435             147,642
Administrative expense - affiliates                                                        26,647              32,816
Other administrative expense                                                               33,359              40,678
Interest                                                                                       78                  92
                                                                                  ----------------     ---------------
     Total expenses                                                                       196,519             221,228
                                                                                  ----------------     ---------------
Income (loss) before equity in earnings of joint venture                                    3,553              (8,163)
Equity in earnings of joint venture                                                        33,117              16,925
                                                                                  ----------------     ---------------

     Net income                                                                   $        36,670               8,762
                                                                                  ================     ===============
Net income per limited partnership unit                                           $          3.56                 .85
                                                                                  ================     ===============
Weighted average limited partnership units outstanding                                     10,000              10,000
                                                                                  ================     ===============

                                       2

                                         Condensed Statements of Cash Flows
                                         ----------------------------------
                                                     (Unaudited)
                                                                                      Three months ended March 31,
                                                                                   -----------------------------------
                                                                                        2005                2004
                                                                                   ---------------     ---------------
Cash provided (used) by:
Operating activities:
     Net income                                                                    $       36,670               8,762
     Adjustments:
          Equity in earnings of joint ventures                                            (33,117)            (16,925)
          Other, principally changes in other assets and liabilities                      (37,082)            (12,176)
                                                                                   ---------------     ---------------
               Net cash used by operating activities                                      (33,529)            (20,339)

Investing activities - additions to property and equipment                                (10,660)             (8,440)
Financing activities - principal payments on mortgage loans                                     -             (14,418)
                                                                                   ---------------     ---------------
Net decrease in cash and equivalents                                                      (44,189)            (43,197)
Cash and equivalents at beginning of period                                               167,131             225,551
                                                                                   ---------------     ---------------
Cash and equivalents at end of period                                              $      122,942             182,354
                                                                                   ===============     ===============


                          Notes to Financial Statements
                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2004 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2005, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three month period ended March 31, 2005 and 2004 was approximately $54,000 and $45,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                                              Balance Sheet Information
                                              -------------------------
                                                                                March 31,             December 31,
       Assets:                                                                    2005                     2004
                                                                             ----------------         ---------------
            Net property, held for sale                                      $     1,737,281               1,737,281
            Cash and equivalents                                                     163,202                      --
            Escrow deposits                                                          743,885                 731,672
            Other assets                                                             102,678                 241,414
                                                                             ----------------         ---------------
                                   Total assets                              $     2,747,046               2,710,367
                                                                             ================         ===============

       Liabilities:
            Mortgage loan payable                                                  4,922,458               4,952,588
            Accounts payable and accrued expenses                                     75,993                  76,804
                                                                             ----------------         ---------------
                                   Total liabilities                               4,998,451               5,029,392
                                                                             ----------------         ---------------
       Partners' deficit:
            The Partnership                                                       (1,026,287)             (1,060,097)
            RPILP - VI A                                                          (1,225,118)             (1,258,928)
                                                                             ----------------         ---------------
                                                                                  (2,251,405)             (2,319,025)
                                                                             ----------------         ---------------
            Total liabilities and partners' deficit                          $     2,747,046               2,710,367
                                                                             ================         ===============

                                                Operating Information
                                                ---------------------
                                                                                  Three months ended March 31,
                                                                             ----------------------------------------
                                                                                  2005                     2004
                                                                             ----------------         ---------------
       Rental income                                                         $       245,958                 237,500
       Other                                                                             415                   8,450
                                                                             ----------------         ---------------
            Total income                                                             246,373                 245,950
                                                                             ----------------         ---------------
       Property operating costs                                                       50,250                  90,830
       Interest                                                                      102,237                 105,234
       Administrative                                                                 26,266                  14,712
                                                                             ----------------         ---------------
            Total expenses                                                           178,753                 210,776
                                                                             ----------------         ---------------
            Net income                                                       $        67,620                  35,174
                                                                             ================         ===============

       Allocation of net income:
            The Partnership                                                           33,810                  17,587
            RPILP - VI A                                                              33,810                  17,587
                                                                             ----------------         ---------------
                                                                             $        67,620                  35,174
                                                                             ================         ===============

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $44,000 during the first three months of 2005. The Partnership made no distributions to limited partners in the first quarter of 2005. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first three months of 2004, the Partnership's income, excluding equity in earnings from joint ventures, increased approximately $11,700 from a net loss of $8,163 in 2004 to a net income of $3,553 in 2005.

Rental income decreased approximately 5% as compared to the first three months of 2005, due to a decrease in occupancy at Executive Office Park (Northwind). Other income decreased by approximately $3,300 in 2005.

Total expenses decreased approximately $24,000. Property operations decreased approximately $11,000, primarily due to an decrease in electric and leasing services fees. Other administrative expense decreased approximately $7,000 due to a decrease of approximately $5,000 of legal expense and approximately $2,000 of advertising expense. Administrative expense to affiliates decreased approximately $6,000 due to a decrease in portfolio management fees.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2004.

Item 5. Other Information
        -----------------

        (a) Reports on Form 8-K

            None.

Item 6. Exhibits
        --------

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


              May 16, 2005                       /s/ Joseph M. Jayson
              ------------                       ------------------------------
                  Date                           Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer