Form 10-Q
period 2005-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2005-08-15
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2005

                                       or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
------  --------------------

                                              Condensed Balance Sheets
                                              ------------------------


                                                                                      (Unaudited)
                                                                                        June 30,         December 31,
                                                                                          2005               2004
                                                                                     ---------------   ---------------
                   Assets
---------------------------------------------
Property and equipment, all held for sale                                            $    4,767,385         4,756,725
Less accumulated depreciation                                                             2,531,480         2,531,480
                                                                                     ---------------   ---------------
                                                                                          2,235,905         2,225,245
Cash and equivalents                                                                        154,060           167,131
Other assets                                                                                209,178           237,946
                                                                                     ---------------   ---------------
     Total assets                                                                    $    2,599,143         2,630,322
                                                                                     ===============   ===============

      Liabilities and Partners' Equity
---------------------------------------------
Accounts payable and accrued expenses                                                        52,581            73,003
Other liabilities                                                                            45,718            48,684
Equity in losses of unconsolidated joint
     ventures in excess of investment                                                       869,756           948,323
Partners' equity                                                                          1,631,088         1,560,312
                                                                                     ---------------   ---------------
     Total liabilities and partners' equity                                          $    2,599,143         2,630,322
                                                                                     ===============   ===============

                                        Condensed Statements of Operations
                                        ----------------------------------
                                                     (Unaudited)

                                                      Three months ended June 30,         Six months ended June 30,
                                                  ----------------------------------  --------------------------------
                                                        2005               2004            2005              2004
                                                  --------------     ---------------  -------------    ---------------
Rental income                                     $     203,913             218,046        403,440            427,240
Other income                                                587               1,383          1,132              5,254
                                                  --------------     ---------------  -------------    ---------------
     Total income                                       204,500             219,429        404,572            432,494
                                                  --------------     ---------------  -------------    ---------------
Property operating costs                                148,008             163,184        284,443            310,826
Administrative expense - affiliates                      38,578              29,015         65,225             61,831
Other administrative expense                             29,258              26,500         62,695             67,270
                                                  --------------     ---------------  -------------    ---------------
     Total expenses                                     215,844             218,699        412,363            439,927
                                                  --------------     ---------------  -------------    ---------------
Income (loss) before equity in earnings of
     joint ventures                                     (11,344)                730         (7,791)            (7,433)
Equity in earnings of joint ventures                     45,450              25,429         78,567             42,354
                                                  --------------     ---------------  -------------    ---------------

     Net income                                   $      34,106              26,159         70,776             34,921
                                                  ==============     ===============  =============    ===============
Net income per limited partnership unit           $        3.31                2.54           6.87               3.39
                                                  ==============     ===============  =============    ===============
Weighted average limited partnership units
     outstanding                                         10,000              10,000         10,000             10,000
                                                  ==============     ===============  =============    ===============

                                        Condensed Statements of Cash Flows
                                        ----------------------------------
                                                     (Unaudited)
                                                                                        Six months ended June 30,
                                                                                     ---------------------------------
                                                                                          2005              2004
                                                                                     -------------     ---------------
Cash used in:
Operating activities:
     Net income                                                                      $      70,776             34,921
     Adjustments:
       Equity in earnings of joint ventures                                                (78,567)           (42,354)
       Other, principally changes in other assets and liabilities                            5,380              3,414
                                                                                     --------------    ---------------
          Net cash used in operating activities                                             (2,411)            (4,019)
Investing activities - additions to property and equipment                                 (10,660)           (12,920)
Financing activities - principal payments on mortgage loans                                      -            (14,418)
                                                                                     --------------    ---------------
Net decrease in cash and equivalents                                                       (13,071)           (31,357)
Cash and equivalents at beginning of period                                                167,131            225,551
                                                                                     --------------    ---------------
Cash and equivalents at end of period                                                $     154,060            194,194
                                                                                     ==============    ===============

                          Notes to Financial Statements
                     Six months ended June 30, 2005 and 2004
                                   (Unaudited)
Organization
------------

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

Property and Equipment
----------------------

At June 30, 2005, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP

- VI A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and six month periods ended June 30, 2005 was approximately $55,000 and $109,000, respectively. Depreciation expense not recorded during the three and six month periods ended June 30, 2004 was approximately $46,000 and $92,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                                              Balance Sheet Information
                                              -------------------------
                                                                                        June 30,        December 31,
                                                                                          2005              2004
                                                                                     --------------    ---------------
            Assets:
                 Net property, held for sale                                         $   1,737,281          1,737,281
                 Cash and equivalents                                                       38,111                  -
                 Escrow deposits                                                           793,405            731,672
                 Other assets                                                              232,389            241,414
                                                                                     --------------    ---------------
                      Total assets                                                   $   2,801,186          2,710,367
                                                                                     ==============    ===============
            Liabilities:
                 Mortgage loan payable                                                   4,893,903          4,952,588
                 Accounts payable and accrued expenses                                      66,402             76,804
                                                                                     --------------    ---------------
                      Total liabilities                                                  4,960,305          5,029,392
                                                                                     --------------    ---------------
            Partners' deficit:
                 The Partnership                                                          (980,144)        (1,060,097)
                 RPILP - VI A                                                           (1,178,975)        (1,258,928)
                                                                                     --------------    ---------------
                      Total partners' deficit                                           (2,159,119)        (2,319,025)
                                                                                     --------------    ---------------
                      Total liabilities and partners' deficit                        $   2,801,186          2,710,367
                                                                                     ==============    ===============

                                                Operating Information
                                                ---------------------

                                                    Three months ended June 30,         Six months ended June 30,
                                                 ----------------------------------  ---------------------------------
                                                      2005               2004             2005              2004
                                                 ----------------   ---------------  ---------------   ---------------
          Rental income                          $       247,390           245,554          493,348           491,043
          Other                                            1,050                 8            1,465               469
                                                 ----------------   ---------------  ---------------   ---------------
               Total income                              248,440           245,562          494,813           491,512
                                                 ----------------   ---------------  ---------------   ---------------
          Property operating costs                        46,220            55,784           96,470           146,614
          Interest                                        99,599           105,675          201,836           210,909
          Administrative                                  10,335            35,893           36,601            50,605
                                                 ----------------   ---------------  ---------------   ---------------
               Total expenses                            156,154           197,352          334,907           408,128
                                                 ----------------   ---------------  ---------------   ---------------
               Net income                        $        92,286            48,210          159,906            83,384
                                                 ================   ===============  ===============   ===============
          Allocation of net income:
               The Partnership                            46,143            24,105           79,953            41,692
               RPILP - VI A                               46,143            24,105           79,953            41,692
                                                 ----------------   ---------------  ---------------   ---------------
                                                 $        92,286            48,210          159,906            83,384
                                                 ================   ===============  ===============   ===============

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $13,000 during the first six months of 2005. The Partnership made no distributions to limited partners in the first six months of 2005. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

The Partnership's loss for the first six months of 2005 and 2004, excluding equity in earnings from joint ventures, was approximately $7,500.

Rental income decreased approximately $24,000 due to increase in vacancies. Other income decreased by approximately $4,000 in 2005.

Total expenses decreased approximately $27,000. Property operations decreased approximately $26,000 due primarily to a decrease in utilities, employee benefits and leasing service offset by an increase in insurance expense. Other administrative expense, decreased approximately $4,000 due to decreased legal and advertising expense. Administrative expense to affiliates increased approximately $3,000 due to an increase in portfolio management fees offset by a decrease in property management fees.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II


              August 15, 2005                    /s/ Joseph M. Jayson
              ---------------                    ------------------------------
                    Date                         Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer