Form 10-Q
period 2005-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2005-11-14
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2005
                               ------------------

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

                                              Condensed Balance Sheets
                                              ------------------------

                                                                                      (Unaudited)
                                                                                     September 30,        December 31,
                                                                                          2005               2004
                                                                                    ----------------   ---------------
                   Assets
                   ------
Property and equipment, all held for sale                                              $4,767,385          4,756,725
Less accumulated depreciation                                                           2,531,480          2,531,480
                                                                                       ----------         ----------
                                                                                        2,235,905          2,225,245
Cash and equivalents                                                                      237,656            167,131
Other assets                                                                              165,567            237,946
                                                                                       ----------         ----------
     Total assets                                                                      $2,639,128          2,630,322
                                                                                       ==========         ==========
      Liabilities and Partners' Equity
      --------------------------------
Accounts payable and accrued expenses                                                      48,392             73,003
Other liabilities                                                                          50,313             48,684
Equity in losses of unconsolidated joint
     ventures in excess of investment                                                     838,620            948,323
Partners' equity                                                                        1,701,803          1,560,312
                                                                                       ----------         ----------
     Total liabilities and partners' equity                                            $2,639,128          2,630,322
                                                                                       ==========         ==========

                                        Condensed Statements of Operations
                                        ----------------------------------
                                                    (Unaudited)

                                                     Three months ended Sept 30,       Nine months ended Sept 30,
                                                     ---------------------------       ---------------------------
                                                        2005              2004            2005             2004
                                                     ----------         --------       ---------          --------
Rental income                                          $194,516          218,540         597,956           645,780
Other income                                                898            4,117           2,030             9,371
                                                       --------         --------        --------          --------
     Total income                                       195,414          222,657         599,986           655,151
                                                       --------         --------        --------          --------
Property operating costs                                109,367          150,347         393,810           461,173
Administrative expense - affiliates                      32,037           25,111          97,262            86,942
Other administrative expense                             14,431           36,677          77,126           103,855
Interest                                                     --               --              --                92
                                                       --------         --------        --------          --------
     Total expenses                                     155,835          212,135         568,198           652,062
                                                       --------         --------        --------          --------
Income before equity in earnings of                      39,579           10,522          31,788             3,089
     joint ventures
Equity in earnings of joint ventures                     31,136           24,877         109,703            67,231
                                                       --------         --------        --------          --------

     Net income                                        $ 70,715           35,399         141,491            70,320
                                                       ========         ========        ========          ========

Net income per limited partnership unit                $   6.86             3.43           13.72              6.82
                                                       ========         ========        ========          ========
Weighted average limited partnership units
     outstanding                                         10,000           10,000          10,000            10,000
                                                       ========         ========        ========          ========

                                         Condensed Statements of Cash Flows
                                         ----------------------------------
                                                    (Unaudited)
                                                                                 Nine months ended September 30,
                                                                                 --------------------------------
                                                                                    2005                  2004
                                                                                 ----------             ---------
Cash provided by (used in):
Operating activities:
     Net income                                                                   $ 141,491                70,320
     Adjustments:
       Equity in earnings of joint ventures                                        (109,703)              (67,231)
       Other, principally changes in other assets and liabilities                    49,397               (33,853)
                                                                                  ---------             ---------
          Net cash provided by (used in) operating activities                        81,185               (30,764)
Investing activities - additions to property and equipment                          (10,660)              (12,920)
Financing activities - principal payments on mortgage loans                              --               (14,418)
                                                                                  ---------             ---------
Net increase (decrease) in cash and equivalents                                      70,525               (58,102)
Cash and equivalents at beginning of period                                         167,131               225,551
                                                                                  ---------             ---------
Cash and equivalents at end of period                                             $ 237,656               167,449
                                                                                  =========             =========

                          Notes to Financial Statements
                  Nine months ended September 30, 2005 and 2004
                                   (Unaudited)
Organization
------------

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

Property and Equipment
----------------------

At September 30, 2005, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP

- VI A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and nine month periods ended September 30, 2005 approximately $55,000 and $164,000, respectively. Depreciation expense not recorded during the three and nine month periods ended September 30, 2004 was approximately $46,000 and $138,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                                              Balance Sheet Information
                                              -------------------------
                                                                                    September 30,       December 31,
                                                                                         2005               2004
                                                                                    --------------    ---------------
            Assets:
                 Net property, held for sale                                        $    1,737,281          1,737,281
                 Cash and equivalents                                                       24,668                 --
                 Escrow deposits                                                           803,037            731,672
                 Other assets                                                              259,486            241,414
                                                                                    --------------    ---------------
                      Total assets                                                  $    2,824,472          2,710,367
                                                                                    ==============    ===============
            Liabilities:
                 Mortgage loan payable                                                   4,864,745          4,952,588
                 Accounts payable and accrued expenses                                      55,186             76,804
                                                                                    --------------    ---------------
                      Total liabilities                                                  4,919,931          5,029,392
                                                                                    --------------    ---------------
            Partners' deficit:
                 The Partnership                                                          (948,314)        (1,060,097)
                 RPILP - VI A                                                           (1,147,145)        (1,258,928)
                                                                                    --------------    ---------------
                      Total partners' deficit                                           (2,095,459)        (2,319,025)
                                                                                    --------------    ---------------
                      Total liabilities and partners' deficit                       $    2,824,472          2,710,367
                                                                                    ==============    ===============

                                                        Operating Information
                                                        ---------------------

                                                    Three months ended Sept 30,         Nine months ended Sept 30,
                                                 --------------------------------    -------------------------------
                                                      2005               2004             2005              2004
                                                 --------------     -------------    -------------     -------------
          Rental income                          $      246,267           245,480          739,615           736,523
          Other                                           2,088                 1            3,553               470
                                                 --------------     -------------    -------------     -------------
               Total income                             248,355           245,481          743,168           736,993
                                                 --------------     -------------    -------------     -------------
          Property operating costs                       56,068            60,060          152,538           206,674
          Interest                                      101,497           105,017          303,333           315,926
          Administrative                                 27,130            30,650           63,731            81,255
                                                 --------------                      -------------     -------------
               Total expenses                           184,695           195,727          519,602           603,855
                                                 --------------     -------------    -------------     -------------
               Net income                        $       63,660            49,754          223,566           133,138
                                                 ==============     =============    =============     =============
          Allocation of net income:
               The Partnership                           31,830            24,877          111,783            66,569
               RPILP - VI A                              31,830            24,877          111,783            66,569
                                                 --------------     -------------    -------------     -------------
                                                 $       63,660            49,754          223,566           133,138
                                                 ==============     =============    =============     =============

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash increased approximately $71,000 during the first nine months of 2005. The Partnership made no distributions to limited partners in the first nine months of 2005. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first nine months of 2004, the Partnership's income, excluding equity in earnings from joint ventures, increased approximately $29,000 from net income of $3,089 in 2004 to a net income of $31,788 in 2005.

Rental income decreased approximately $48,000 due to an increase in vacancies. Other income decreased by approximately $7,000 in 2005.

Total expenses decreased approximately $84,000. Property operations decreased approximately $67,000 due to decreases in utilities, employee salaries and benefits, and leasing services offset by an increase in insurance expense. Other administrative expense, decreased approximately $27,000 due to decreased legal and professional fees. Administrative expense to affiliates increased approximately $10,000 due to increased accounting and portfolio management fees.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II


              November 14, 2005              /s/ Joseph M. Jayson
              -----------------              -----------------------------------
                    Date                     Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer