Form 10-Q
period 2006-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2006-05-15
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

                                       or

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
------- --------------------

                                               Condensed Balance Sheets
                                               ------------------------

                                                                                    (Unaudited)
                                                                                     March 31,          December 31,
                                                                                        2006                2005
                                                                                   ---------------     ---------------
                    Assets
-----------------------------------------------
Property and equipment, all held for sale                                          $    4,767,385           4,767,385
Less accumulated depreciation                                                           2,531,480           2,531,480
                                                                                   ---------------     ---------------
                                                                                        2,235,905           2,235,905
Cash and equivalents                                                                       93,391             172,125
Other assets                                                                              219,729             165,809
                                                                                   ---------------     ---------------
     Total assets                                                                  $    2,549,025           2,573,839
                                                                                   ===============     ===============

       Liabilities and Partners' Equity
-----------------------------------------------

Accounts payable and accrued expenses                                                      81,949              97,441
Other liabilities                                                                          42,571              50,780
Equity in losses of unconsolidated joint ventures
     in excess of investment                                                              745,538             797,591
Partners' equity                                                                        1,678,967           1,628,027
                                                                                   ---------------     ---------------
     Total liabilities and partners' equity                                        $    2,549,025           2,573,839
                                                                                   ===============     ===============

                                         Condensed Statements of Operations
                                         ----------------------------------
                                                     (Unaudited)
                                                                                     Three months ended March 31,
                                                                                  ------------------------------------
                                                                                       2006                 2005
                                                                                  ----------------     ---------------
Rental income                                                                     $       195,205             199,527
Other income                                                                                1,496                 545
                                                                                  ----------------     ---------------
     Total income                                                                         196,701             200,072
                                                                                  ----------------     ---------------
Property operating costs                                                                  145,024             136,435
Administrative expense - affiliates                                                        33,032              26,647
Other administrative expense                                                               19,758              33,359
Interest                                                                                        -                  78
                                                                                  ----------------     ---------------
     Total expenses                                                                       197,814             196,519
                                                                                  ----------------     ---------------
Income (loss) before equity in earnings of joint venture                                   (1,113)              3,553
Equity in earnings of joint venture                                                        52,053              33,117
                                                                                  ----------------     ---------------
     Net income                                                                   $        50,940              36,670
                                                                                  ================     ===============
Net income per limited partnership unit                                           $          4.94                3.56
                                                                                  ================     ===============
Weighted average limited partnership units outstanding                                     10,000              10,000
                                                                                  ================     ===============

                                         Condensed Statements of Cash Flows
                                         ----------------------------------
                                                     (Unaudited)
                                                                                      Three months ended March 31,
                                                                                   -----------------------------------
                                                                                        2006                2005
                                                                                   ---------------     ---------------
Cash provided (used) by:

Operating activities:
     Net income                                                                    $       50,940              36,670
     Adjustments:
          Equity in earnings of joint ventures                                            (52,053)            (33,117)

          Other, principally changes in other assets and liabilities                      (77,621)            (37,082)
                                                                                   ---------------     ---------------
               Net cash used by operating activities                                      (78,734)            (33,529)

Investing activities - additions to property
          and equipment                                                                         -             (10,660)
                                                                                   ---------------     ---------------
Net decrease in cash and equivalents                                                      (78,734)            (44,189)
Cash and equivalents at beginning of period                                               172,125             167,131
                                                                                   ---------------     ---------------
Cash and equivalents at end of period                                              $       93,391             122,942
                                                                                   ===============     ===============

                          Notes to Financial Statements
                   Three months ended March 31, 2006 and 2005
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2005 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2006, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three month periods ended March 31, 2006 and 2005 was approximately $ 41,000 and $54,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                                              Balance Sheet Information
                                              -------------------------
                                                                                March 31,             December 31,
       Assets:                                                                    2006                     2005
                                                                             ----------------         ---------------
            Net property, held for sale                                      $     1,737,281               1,737,281
            Cash and equivalents                                                       9,662                  27,156
            Escrow deposits                                                          827,296                 780,049
            Other assets                                                             365,692                 299,428
                                                                             ----------------         ---------------
                                   Total assets                              $     2,939,931               2,843,914
                                                                             ================         ===============

       Liabilities:
            Mortgage loan payable                                                  4,801,361               4,833,899
            Accounts payable and accrued expenses                                     32,948                  22,030
                                                                             ----------------         ---------------
                                   Total liabilities                               4,834,309               4,855,929
                                                                             ----------------         ---------------
       Partners' deficit:
            The Partnership                                                         (847,773)               (906,592)
            RPILP - VI A                                                          (1,046,605)             (1,105,423)
                                                                             ----------------         ---------------
                                                                                  (1,894,378)             (2,012,015)
                                                                             ----------------         ---------------
                                   Total liabilities and partners' deficit   $     2,939,931               2,843,914
                                                                             ================         ===============

                                                Operating Information
                                                ---------------------
                                                                                  Three months ended March 31,
                                                                             ----------------------------------------
                                                                                  2006                     2005
                                                                             ----------------         ---------------
       Rental income                                                         $       277,741                 245,958
       Other                                                                           1,946                     415
                                                                             ----------------         ---------------
            Total income                                                             279,687                 246,373
                                                                             ----------------         ---------------
       Property operating costs                                                       43,312                  50,250
       Interest                                                                       98,339                 102,237
       Administrative                                                                 20,399                  26,266
                                                                             ----------------         ---------------
            Total expenses                                                           162,050                 178,753
                                                                             ----------------         ---------------
            Net income                                                       $       117,637                  67,620
                                                                             ================         ===============

       Allocation of net income:
            The Partnership                                                           58,819                  33,810
            RPILP - VI A                                                              58,818                  33,810
                                                                             ----------------         ---------------
                                                                             $       117,637                  67,620
                                                                             ================         ===============


PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $79,000 and $44,000 during the three month period ended March 31, 2006 and 2005, respectively. The Partnership made no distributions to limited partners in the first quarter of 2006 and 2005. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first three months of 2005, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $4,700 from a net income of $3,553 in 2005 to a net loss of $1,113 in 2006.

Rental income decreased approximately 2% as compared to the first three months of 2005, mainly due to an increase in bad debt expense. Other income increased by approximately $1,000 in 2006.

Total expenses increased approximately $1,300. Property operations increased approximately $9,000, primarily due to an increase in electricity and gas. Other administrative expense decreased approximately $14,000 primarily due to a decrease in professional fees. Administrative expense to affiliates increased approximately $6,000 due to an increase in portfolio management fees.


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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2005.

Item 5. Other Information
        -----------------

        (a) Reports on Form 8-K

        The Partnership reported the resignation of its prior auditor, Toski, Schaefer & Co., P.C. under item 4.01 of Form 8-K, filed on April 17, 2006 and the appointment of Rotenberg & Co., LLP, its new auditor, under item 4.01 of Form 8-K, filed on May 12, 2006.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II


              May 15, 2006                      /s/ Joseph M. Jayson
              ------------                      --------------------
                  Date                          Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer