Form 10-Q
period 2006-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2006-08-14
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2006

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 for the Exchange Act . (Check one):

Large accelerated filer __  Accelerated filer __  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]            No  [X]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                            Condensed Balance Sheets
                            ------------------------

                                                                                       (Unaudited)
                                                                                         June 30,        December 31,
                                                                                          2006              2005
                                                                                     ---------------   ---------------
                   Assets
---------------------------------------------
Property and equipment, all held for sale                                            $    4,766,594         4,767,385
Less accumulated depreciation                                                             2,531,480         2,531,480
                                                                                     ---------------   ---------------
                                                                                          2,235,114         2,235,905

Cash and equivalents                                                                        124,714           172,125
Other assets                                                                                183,342           165,809
                                                                                     ---------------   ---------------
     Total assets                                                                        $2,543,170         2,573,839
                                                                                     ===============   ===============

      Liabilities and Partners' Equity
---------------------------------------------
Accounts payable and accrued expenses                                                        43,386            97,441
Other liabilities                                                                            43,661            50,780

Equity in losses of unconsolidated joint ventures in excess of investment                   732,311           797,591
Partners' equity                                                                          1,723,812         1,628,027
                                                                                     ---------------   ---------------
     Total liabilities and partners' equity                                          $    2,543,170         2,573,839
                                                                                     ===============   ===============

                       Condensed Statements of Operations
                       ----------------------------------
                                   (Unaudited)

                                                     Three months ended June 30,        Six months ended June 30,
                                                  ---------------------------------- ---------------------------------
                                                       2006               2005            2006              2005
                                                  ---------------    --------------- ---------------   ---------------
Rental income                                     $     191,856            203,913         387,061           403,440

Other income                                                  -                587             206             1,132
                                                  ---------------    --------------- ---------------   ---------------
     Total income                                       191,856            204,500         387,267           404,572
                                                  ---------------    --------------- ---------------   ---------------
Property operating costs                                114,678            148,008         259,702           284,443
Administrative expense - affiliates                      28,443             38,578          61,475            65,225
Other administrative expense                             17,117             29,258          35,585            62,695
                                                  ---------------    --------------- ---------------   ---------------
     Total expenses                                     160,238            215,844         356,762           412,363
                                                  ---------------    --------------- ---------------   ---------------
Income (loss) before equity in earnings of                                 (11,344)                           (7,791)
     joint ventures                                      31,618                             30,505
Equity in earnings of joint ventures                     13,227             45,450          65,280            78,567
                                                  ---------------    --------------- ---------------   ---------------
     Net income                                   $      44,845             34,106          95,785            70,776
                                                  ===============    =============== ===============   ===============
Net income per limited partnership unit           $        4.35               3.31            9.29              6.87
                                                  ===============    =============== ===============   ===============
Weighted average limited partnership units
     outstanding                                         10,000             10,000          10,000            10,000
                                                  ===============    =============== ===============   ===============


                                         Condensed Statements of Cash Flows
                                         ----------------------------------
                                                     (Unaudited)
                                                                                        Six months ended June 30,
                                                                                     ---------------------------------
                                                                                          2006              2005
                                                                                     ---------------   ---------------
Cash used in:
Operating activities:
     Net income                                                                        $    95,785            70,776
     Adjustments:
       Equity in earnings of joint ventures                                                (65,280)          (78,567)
       Other, principally changes in other assets and liabilities                          (77,916)            5,380
                                                                                     ---------------   ---------------
          Net cash used in operating activities                                            (47,411)           (2,411)
Investing activities - additions to property and equipment                                       -           (10,660)
                                                                                     ---------------   ---------------
Net decrease in cash and equivalents                                                       (47,411)          (13,071)
Cash and equivalents at beginning of period                                                172,125           167,131
                                                                                     ---------------   ---------------
Cash and equivalents at end of period                                                  $   124,714           154,060
                                                                                     ===============   ===============

                          Notes to Financial Statements
                     Six months ended June 30, 2006 and 2005
                                   (Unaudited)

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

Property and Equipment
----------------------

At June 30, 2006, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and six month periods ended June 30, 2006 was approximately $40,000 and $81,000, respectively. Depreciation expense not recorded during the three and six month periods ended June 30, 2005 was approximately $55,000 and $109,000 respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                                              Balance Sheet Information
                                              -------------------------
                                                                                        June 30,        December 31,
                                                                                          2006              2005
                                                                                     ---------------   ---------------
            Assets:
                 Net property, held for sale                                           $ 1,737,281          1,737,281
                 Cash and equivalents                                                        6,553             27,156
                 Escrow deposits                                                           874,953            780,049
                 Other assets                                                              461,075            299,428
                                                                                     ---------------   ---------------
                      Total assets                                                     $ 3,079,862          2,843,914
                                                                                     ===============   ===============

            Liabilities:
                 Mortgage loan payable*                                                  4,770,294          4,833,899
                 Accounts payable and accrued expenses                                     169,498             22,030
                                                                                     ---------------   ---------------
                      Total liabilities                                                  4,939,792          4,855,929
                                                                                     ---------------   ---------------
            Partners' deficit:
                 The Partnership                                                          (830,549)          (906,592)
                 RPILP - VI A                                                           (1,029,381)        (1,105,423)
                                                                                     ---------------   ---------------
                      Total partners' deficit                                           (1,859,930)        (2,012,015)
                                                                                     ---------------   ---------------
                      Total liabilities and partners' deficit                          $ 3,079,862          2,843,914
                                                                                     ===============   ===============

                                                Operating Information
                                                ---------------------

                                                    Three months ended June 30,         Six months ended June 30,
                                                 ----------------------------------  ---------------------------------
                                                      2006               2005             2006              2005
                                                 ----------------   ---------------  ---------------   ---------------
          Rental income                               $  250,792           247,390          528,533           493,348
          Other                                            2,189             1,050            4,135             1,465
                                                 ----------------   ---------------  ---------------   ---------------
               Total income                              252,981           248,440          532,668           494,813
                                                 ----------------   ---------------  ---------------   ---------------
          Property operating costs                        82,284            46,220          125,596            96,470
          Interest                                        98,472            99,599          196,811           201,836
          Administrative                                  37,777            10,335           58,176            36,601
                                                 ----------------   ---------------  ---------------   ---------------
               Total expenses                            218,533           156,154          380,583           334,907
                                                 ----------------   ---------------  ---------------   ---------------
               Net income                             $   34,448            92,286          152,085           159,906
                                                 ================   ===============  ===============   ===============
          Allocation of net income:
               The Partnership                            17,224            46,143           76,043            79,953
               RPILP - VI A                               17,224            46,143           76,042            79,953
                                                 ----------------   ---------------  ---------------   ---------------
                                                      $   34,448            92,286          152,085           159,906
                                                 ================   ===============  ===============   ===============

*The mortgage for the Research Triangle property matured in April 2006. The property continues to make the amortizable monthly principal and interest payments on the mortgage and has elected not to refinance the mortgage or renegotiate the terms of the mortgage. The delinquent mortgage has not been cured subsequent to the June 30, 2006 quarter end and the mortgagor could make the mortgage callable due to the delinquent status of the mortgage, however the mortgagor has not exercised that option.

Equity in Losses of Unconsolidated Joint Venture
------------------------------------------------

The Partnership owns a 50% interest in Research Land Joint Venture (Joint Venture). On July 18, 2006, Joint Venture sold the land for a sales price of $1,371,704, less closing costs of $107,782, repayments of amounts owed to affiliates of $65,132 and less two purchase money notes totaling $143,332 for total net proceeds related to the sale of $1,055,458. The net proceeds related to the sale, which were distributed to the Partnership, amounted to $711,314, resulting in a net gain on the sale amounting to $609,080. The investment in Joint Venture was being carried on the Partnership's books at $102,234 at June 30, 2006 and is included in equity in losses of unconsolidated joint ventures on the accompanying condensed balance sheet.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $47,000 during the first six months of 2006. The Partnership made no distributions to limited partners in the first six months of 2006. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

The Partnership's net income (loss) for the first six months of 2006 and 2005, excluding equity in earnings from joint ventures, was approximately $30,000 and ($7,800). Rental income decreased approximately $16,000 due to an increase in vacancies. Total expenses decreased approximately $56,000. Property operations decreased approximately $25,000 due primarily to a decrease in utilities, employee benefits and leasing service offset by an increase in insurance expense. Other administrative expense decreased approximately $27,000 due to decreased legal and advertising expense.

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

Item 5. Other Information
        -----------------

        Current reports on Form 8-K filed by the Partnership during and subsequent to the quarter to which this report is filed:

         Form 8-K report filed on April 17, 2006
         Form 8-K report filed on May 12, 2006
         Form 8-K report filed on August 14, 2006

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


              August 14, 2006                /s/ Joseph M. Jayson
              ---------------                --------------------
                    Date                     Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer