Form 10-Q
period 2006-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2006-11-14
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended September 30, 2006

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 120 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 for the Exchange Act . (Check one):

Large accelerated filer [ ]   Accelerated filer  [ ]  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [X]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                            Condensed Balance Sheets
                            ------------------------

                                                                                      (Unaudited)
                                                                                     September 30,       December 31,
                                                                                          2006              2005
                                                                                    -----------------  ---------------
                   Assets
---------------------------------------------
Property and equipment, all held for sale                                               $  4,766,594        4,767,385
Less accumulated depreciation                                                              2,531,480        2,531,480
                                                                                    -----------------  ---------------
                                                                                           2,235,114        2,235,905

Cash and equivalents                                                                         798,182          172,125
Other assets                                                                                 239,272          165,809
                                                                                    -----------------  ---------------
     Total assets                                                                       $  3,272,568        2,573,839
                                                                                    =================  ===============

      Liabilities and Partners' Equity
---------------------------------------------
Accounts payable and accrued expenses                                                         35,772           97,441
Other liabilities                                                                             45,976           50,780

Equity in losses of unconsolidated joint ventures in excess of investment                    935,957          797,591
Partners' equity                                                                           2,254,863        1,628,027
                                                                                    -----------------  ---------------
     Total liabilities and partners' equity                                             $  3,272,568        2,573,839
                                                                                    =================  ===============


                                           Condensed Statements of Operations
                                           ----------------------------------
                                                     (Unaudited)

                                                    Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                  ---------------------------------- ---------------------------------
                                                       2006               2005            2006              2005
                                                  ---------------    --------------- ---------------   ---------------
Rental income                                         $ 196,174            194,516         583,235           597,956
Other income                                                209                898             415             2,030
                                                  ---------------    --------------- ---------------   ---------------
     Total income                                       196,383            195,414         583,650           599,986
                                                  ---------------    --------------- ---------------   ---------------
Property operating costs                                152,844            109,367         412,546           393,810
Administrative expense - affiliates                      27,276             32,037          88,750            97,262
Other administrative expense                             34,034             14,431          69,619            77,126
                                                  ---------------    --------------- ---------------   ---------------
     Total expenses                                     214,154            155,835         570,915           568,198
                                                  ---------------    --------------- ---------------   ---------------
Income (loss) before equity in earnings of              (17,771)            39,579          12,735
     joint ventures                                                                                           31,788
Equity in earnings of joint ventures                   (101,412)            31,136         (36,132)          109,703
                                                  ---------------    --------------- ---------------   ---------------
Net income (loss) before equity interest in sale       (119,183)            70,715         (23,397)          141,491
     of land
Equity interest in sale of land                         650,233                  -         650,233                 -
                                                  ---------------    --------------- ---------------   ---------------
Net income                                            $ 531,050             70,715         626,836           141,491
                                                  ===============    =============== ===============   ===============

Net income per limited partnership unit               $   51.51               6.86           60.80             13.72
                                                  ===============    =============== ===============   ===============
Weighted average limited partnership units
     outstanding                                         10,000             10,000          10,000            10,000
                                                  ===============    =============== ===============   ===============

                                         Condensed Statements of Cash Flows
                                         ----------------------------------
                                                     (Unaudited)
                                                                                       Nine months ended Sept. 30,
                                                                                     ---------------------------------
                                                                                          2006              2005
                                                                                     ---------------   ---------------
Cash used in:
Operating activities:
     Net income                                                                          $ 626,836           141,491
     Adjustments:
       Equity in earnings of joint ventures                                                 36,132          (109,703)
       Equity interest in gain on sale of land                                            (650,233)                -

       Other, principally changes in other assets and liabilities                         (139,143)           49,397
                                                                                     ---------------   ---------------
          Net cash provided by (used in) operating activities                             (126,408)           81,185

Investing activities - additions to property and equipment                                       -           (10,660)
Financing activities - distribution received                                               752,465                 -
                                                                                     ---------------   ---------------
Net increase in cash and equivalents                                                       626,057            70,525
Cash and equivalents at beginning of period                                                172,125           167,131
                                                                                     ---------------   ---------------
Cash and equivalents at end of period                                                    $ 798,182           237,656
                                                                                     ===============   ===============

                          Notes to Financial Statements
                  Nine months ended September 30, 2006 and 2005
                                   (Unaudited)

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

Property and Equipment
----------------------

At September 30, 2006, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners. It also has a 50% interest in Research Triangle Land Joint Venture.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and nine month periods ended September 30, 2006 was approximately $40,000 and $121,000, respectively. Depreciation expense not recorded during the three and nine month periods ended September 30, 2005 was approximately $55,000 and $164,000 respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                                              Balance Sheet Information
                                              -------------------------
                                                                                       September 30,    December 31,
                                                                                           2006             2005
                                                                                     ---------------------------------
            Assets:
                 Net property, held for sale                                              $ 1,800,092      1,737,281
                 Cash and equivalents                                                             823         27,156
                 Escrow deposits                                                              672,271        780,049
                 Other assets                                                                 298,879        299,428
                                                                                     ---------------------------------
                      Total assets                                                        $ 2,772,065      2,843,914
                                                                                     =================================

            Liabilities:
                 Mortgage loan payable*                                                     4,738,791      4,833,899
                 Accounts payable and accrued expenses                                         96,019         22,030
                                                                                     ---------------------------------
                      Total liabilities                                                     4,834,810      4,855,929
                                                                                     ---------------------------------
            Partners' deficit:
                 The Partnership                                                             (927,956)      (906,592)
                 RPILP - VI A                                                              (1,134,789)    (1,105,423)
                                                                                     ---------------------------------
                      Total partners' deficit                                              (2,062,745)    (2,012,015)
                                                                                     ---------------------------------
                      Total liabilities and partners' deficit                             $ 2,772,065      2,843,914
                                                                                     =================================


                                                Operating Information
                                                ---------------------

                                                   Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                 ----------------------------------  ---------------------------------
                                                      2006               2005             2006              2005
                                                 ----------------   ---------------  ---------------   ---------------
          Rental income                          $             -           246,267          528,533           739,615
          Other                                            2,446             2,088            6,581             3,553
                                                 ----------------   ---------------  ---------------   ---------------
               Total income                                2,446           248,355          535,114           743,168
                                                 ----------------   ---------------  ---------------   ---------------
          Property operating costs                        77,892            56,068          203,488           152,538

          Interest                                        96,253           101,497          293,064           303,333
          Administrative
                                                          31,126            27,130           89,302            63,731
                                                 ----------------   ---------------  ---------------   ---------------
               Total expenses                            205,271           184,695          585,854           519,602
                                                 ----------------   ---------------  ---------------   ---------------
               Net income (loss)                 $      (202,825)           63,660          (50,740)          223,566
                                                 ================   ===============  ===============   ===============
          Allocation of net income:

               The Partnership                          (101,413)           31,830          (25,371)          111,783

               RPILP - VI A                             (101,412)           31,830          (25,369)          111,783
                                                 ----------------   ---------------  ---------------   ---------------
                                                 $      (202,825)           63,660          (50,740)          223,566
                                                 ================   ===============  ===============   ===============

*The mortgage for the Research Triangle property matured in April 2006. The property continues to make the amortizable monthly principal and interest payments on the mortgage and has elected not to refinance the mortgage or renegotiate the terms of the mortgage. The delinquent mortgage has not been cured subsequent to the September 30, 2006 quarter end and the mortgagor could make the mortgage callable due to the delinquent status of the mortgage, however, the mortgagor has not exercised that option. Additionally, the property's sole tenant moved out July 1, 2006; therefore, the property is no longer earning rental income.

Equity in Losses of Unconsolidated Joint Venture
------------------------------------------------

The Partnership owns a 50% interest in Research Land Joint Venture (Joint Venture). On July 18, 2006, Joint Venture sold the land for a sales price of $1,371,704, less closing costs of $66,631, repayments of amounts owed to affiliates of $65,132 and less two purchase money notes totaling $143,332 for total net proceeds related to the sale of $1,096,609. The net proceeds related to the sale, which were distributed to the Partnership, amounted to $752,465, resulting in a net gain on the sale amounting to $650,233. The amount distributed to the Partnership represents approximately 69% of the net proceeds related to the sale. The net proceeds related to the sale were not distributed based on the Partnership's ownership interest of 50% due to the Partnership incurring expenses in previous years related to operating the property (e.g. real estate taxes). The investment in Joint Venture was being carried on the Partnership's books at $102,234 at June 30, 2006 and has been written down to zero at September 30, 2006.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash increased approximately $626,000 during the first nine months of 2006, primarily as a result of the $752,465 distribution received from Research Joint Venture Land related to the sale of Joint Venture's land. The Partnership made no distributions to limited partners in the first nine months of 2006. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

The Partnership's net income (loss) for the first nine months of 2006 and 2005, excluding equity in earnings from joint ventures, was approximately ($23,000) and $141,000, respectively. Rental income decreased approximately $14,000 due to an increase in vacancies. Property operating costs increased approximately $18,000 due primarily to cleaning and maintenance expenses related to getting the property ready for sale. Other administrative expense decreased approximately $8,000 due to decreased legal and advertising expense.

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

Item 5. Other Information
        -----------------

         Current report on Form 8-K filed by the Partnership during and subsequent to the quarter to which this report is filed:

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


              November 14, 2006                  /s/ Joseph M. Jayson
              -----------------                  --------------------
                    Date                         Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer