Form 10-K
period 2006-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2007-04-02
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2006, the Partnership owned an office complex in Michigan (Northwind Office Park), and is a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina. In July 2006, the land associated with Research Triangle Land Joint Venture was sold to an unaffiliated party. Additionally, in December 2006, the office complex known as Research Triangle in Durham, North Carolina was sold to an unaffiliated party. The only remaining property, Northwind Office Park, is currently being actively marketed for sale.

         It is anticipated that the Partnership will be entering into sales contracts related to the remaining Northwind Office Park in the near future (one to six months), which will be subject to sales conditions that are customary for sales contracts, and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2006, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2006 were employees of the Corporate General Partner or its affiliates.

         Northwind Office Park represents 100% of the Partnership's revenue generated for the last three years, before the Partnership's equity interest in unconsolidated joint ventures.

         The Partnership's has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park
West). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
-------- -------------------------

         None.

ITEM 2:  PROPERTIES
-------  ----------

         As of December 31, 2006, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. At December 31, 2006, Northwind was 71 % occupied. The 2005 and 2004 year-end occupancy rates were 62% and 67%, respectively. As of December 31, 2006 there is no mortgage loan on the Northwind property.

         The Research Triangle Industrial Park Joint Venture owned a 117,000 square foot office/warehouse distribution building in Raleigh, North Carolina. The property's sole tenant, whose lease expired June 30, 2006 vacated the facility upon expiration of the lease. In December 2006, the property was sold and the first mortgage on the property was paid in full.

             The Research Triangle Land Joint Venture owned unencumbered land near the site of Research Triangle Industrial Park Joint Venture's building. In July 2006, the land was sold for a purchase price of $1,371,704.

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2006, there were 1,026 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2006, 2005 or 2004.

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

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                         At or for the years ended December 31,
                                     -------------------------------------------------------------------------------
                                          2006           2005            2004            2003            2002
                                     -------------------------------------------------------------------------------
Balance sheet data
Net rental property                     $   2,331,876      2,235,905      2,225,245        2,212,325      2,186,727
Total assets                                3,938,170      1,776,248      2,630,322        2,644,892      2,592,896
Mortgage loans payable                              -              -              -           14,418         73,058
Partners' equity                            3,831,083      1,628,027      1,560,312        1,452,822      1,225,570
                                     ===============================================================================
Operating data
Rental income                                 793,915        734,492        848,133          843,547        880,401
Other income                                    6,030          3,013         10,333           15,341          8,368
                                     -------------------------------------------------------------------------------
Total revenue                                 799,945        737,505        858,466          858,888        888,769
                                     -------------------------------------------------------------------------------
Property operating costs                      548,886        573,863        618,302          536,671        557,457
Interest expense                                    -              -             92            1,558         15,933
Administrative expenses                       218,464        246,659        230,820          231,259        278,277
                                     -------------------------------------------------------------------------------
Total expenses                                767,350        820,522        849,214          769,488        851,667
                                     -------------------------------------------------------------------------------
Income (loss) before joint venture
  operations and gain on sale of
  property                                     32,595        (83,017)         9,252           89,400         37,102
Equity in earnings of unconsolidated
  joint ventures                             (207,541)       150,732         98,238          137,852        139,130
Gain on sale of property                    2,378,002              -              -                -              -
                                     -------------------------------------------------------------------------------
Net income                                  2,203,056         67,715        107,490          227,252        176,232
                                     ===============================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                          699,496         15,654        (31,082)           2,487        (22,072)
Investing activities                          (95,971)       (10,660)       (12,920)          46,402         91,622
Financing activities                                -              -        (14,418)         (58,640)      (164,576)
                                     -------------------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                             603,525          4,994        (58,420)          (9,751)       (95,026)
                                     ===============================================================================
Per limited partnership unit:
Net income                           $         189.92           6.57          10.43            22.04          17.09
                                     ===============================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership made no distributions to limited partners in 2006, 2005 or 2004. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
----------------------

         The results of operations of the Partnership, excluding equity in earnings from joint ventures for the year ended December 31, 2006, produced net income of $32,595. The results compare to a net loss of $83,017 in 2005 and a net income of $9,252 in 2004.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2006 as compared to 2005
------------------------

         Rental income increased approximately $60,000 due to a small increase in occupancy while other income increased approximately $3,000 due to an increase in interest income and other property fees.

         Total expenses decreased approximately 6% for the year ended December 31, 2006. Property operations decreased approximately $25,000 due to decreases in repairs and maintenance of $4,000, utilities of $8,500, and insurance of $27,000 offset by increases in payroll and employee benefits, leasing services, and taxes of approximately $9,500, $3,500, and $1,500, respectively. Administrative expense to affiliates increased by $8,000 due to an increase in management fees of $13,000 relating to the increase in income, offset by an decrease in portfolio management fees of $5,500. Other administrative expenses decreased approximately $36,000 due to an increase in other administrative expenses of $4,500, offset by a decrease of professional fees of $40,500.

2005 as compared to 2004
------------------------

         Rental income decreased approximately $114,000 due to a decrease in occupancy while other income decreased approximately $7,000 due to a decrease in interest income and other property fees.

         Total expenses decreased approximately 3% for the year ended December 31, 2005. Property operations decreased approximately $44,000 due to decreases in payroll and employee benefits of $27,000, repairs and maintenance of $16,000, utilities of $10,000 and leasing service of $13,000 offset by increase in tax and insurance of approximately $5,000 and $17,000, respectively. Administrative expense to affiliates decreased by $5,000 due to a decrease in management fees of $7,000 relating to the decrease in income, offset by an increase in portfolio management fees of $2,000. Other administrative expenses increased approximately $21,000 due to increases in advertising, professional fees and other administrative expenses of $11,000, $5,000 and $5,000, respectively.

Joint Ventures
--------------

         The Research Triangle Industrial Park Joint Venture experienced 100% occupancy in 2005 and 2004. Its 2006 net income decreased by approximately $700,000 from the 2005 net income of $307,000. Rental income decreased as a result of the property's sole tenant, whose lease expired June 30, 2006, vacating the facility upon expiration of the lease. Total expenses increased approximately 38% primarily due to approximately $169,000 in deferred mortgage costs that were written off as a result of paying off the property's mortgage and various cleaning and other expenses incurred associated with getting the building ready for sale. In 2006 and 2005, the Venture used cash from operations to reduce long-term debt and outstanding accounts payable and accrued expenses.

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

ITEM 9B: OTHER INFORMATION
-------- -----------------

         None.

                                    PART III

ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2006, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 68, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 44 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 44 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 25 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 66, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 35 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

         Realmark Property Investors Limited Partnership - II
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2006. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 912 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2006. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2006, owned 8 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Rotenberg & Co., L.L.P. was engaged as the Partnership's independent auditor for the year 2006. Toski, Schaefer, & Co., P.C. was engaged as the Partnership's independent auditor for the year 2005. All fees incurred for the years ended December 31, 2006 and 2005 were approved by the Audit Committee.

Audit Fees: Audit fees for the quarterly reports on Form 10-Q by Rotenberg & Co., LLP for the year ended December 31, 2006 amounted to $9,000. Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the year ended December 31, 2005 totaled $32,000.

Audit-Related Fees:  None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the year ended December 31, 2005. The fees paid to Toski, Schaefer & Co., P.C. for these services amounted to $2,885 for the year ended December 31, 2005.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2006 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2006 and 2005, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examinations, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2006.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                  Page
         ---------------------------------                                  ----

         Independent Auditors' Report                                        F-1
         Consolidated Balance Sheets as of December 31, 2006 and 2005        F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 2006, 2005 and 2004                           F-3
         Consolidated Statements of Partners' Equity for the years
                  ended December 31, 2006, 2005 and 2004                     F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2006, 2005 and 2004                           F-5
         Notes to Consolidated Financial Statements                          F-6

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)  Schedule III - Real Estate and Accumulated Depreciation       F-15

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K
         -------------------

         Current report on Form 8-K filed by the Partnership during and subsequent to the year end December 31, 2006 to which this report is filed:

         Form 8-K report filed on August 14, 2006 Form 8-K report filed on December 6, 2006

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


By:      /s/ Joseph M. Jayson                                  March 29, 2007
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


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                  March 29, 2007
         --------------------                                  --------------
         JOSEPH M. JAYSON,                                          Date
         President, Treasurer and Director

         /s/ Judith P. Jayson                                  March 29, 2007
         --------------------                                  --------------
         JUDITH P. JAYSON,                                          Date
         Vice President and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners
Realmark Property Investors Limited Partnership - II
Getzville, New York


         We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - II and Subsidiary ("the Company") as of December 31, 2006, and the related consolidated statements of operations, partners' equity, and cash flows for the year then ended. Our audit also included the 2006 financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II and Subsidiary as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2006 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in note 8 to the consolidated financial statements, the Company settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Company is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.

/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
  March 29, 2007

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited
    Partnership - II:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - II and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years ended December 31, 2005 and 2004. Our audits also included the financial statement schedule listed in the index at
Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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



                                      F-1a

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 2006 and 2005


                           Assets                                      2006            2005
                           ------                                      ----            ----
Property and equipment, at cost, all held for sale:
     Land                                                           $   518,481        460,515
     Buildings and improvements                                       4,334,925      4,296,920
Furniture and equipment                                                   9,950          9,950
                                                                    -----------    -----------

                                                                      4,863,356      4,767,385
     Less accumulated depreciation                                   (2,531,480)    (2,531,480)
                                                                    -----------    -----------

                           Net property and equipment                 2,331,876      2,235,905

Equity interest (loss) in unconsolidated
     joint ventures in excess of investment                             627,172       (797,591)

Cash and equivalents                                                    775,650        172,125
Accounts receivable                                                      34,307         47,210
Receivables from affiliates                                              59,550        106,634
Other assets                                                            109,615         11,965
                                                                    -----------    -----------

                           Total assets                             $ 3,938,170      1,776,248
                                                                    ===========    ===========

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Accounts payable and accrued expenses                               60,222         97,441
     Security deposits and prepaid rents                                 46,865         50,780
                                                                    -----------    -----------

                           Total liabilities                            107,087        148,221
                                                                    -----------    -----------

Partners' equity:
     General partners                                                   675,215        371,323
     Limited partners                                                 3,155,868      1,256,704
                                                                    -----------    -----------

                           Total partners' equity                     3,831,083      1,628,027
                                                                    -----------    -----------

                           Total liabilities and partners' equity   $ 3,938,170      1,776,248
                                                                    ===========    ===========










See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                  Years ended December 31, 2006, 2005 and 2004



                                                          2006          2005            2004
                                                          ----          ----            ----
Income:
     Rental                                           $   793,915        734,492        848,133
     Interest and other                                     6,030          3,013         10,333
                                                      -----------    -----------    -----------

                           Total income                   799,945        737,505        858,466
                                                      -----------    -----------    -----------
Expenses:
     Property operations                                  548,886        573,863        618,302
     Interest                                                  --             --             92
     Administrative:
         Affiliates                                       132,512        124,685        130,020
         Other                                             85,952        121,974        100,800
                                                      -----------    -----------    -----------

                           Total expenses                 767,350        820,522        849,214
                                                      -----------    -----------    -----------

Income (loss) before equity in earnings of
     unconsolidated joint ventures                         32,595        (83,017)         9,252

Equity interest in sale of property                     2,378,002             --             --

Equity in earnings of unconsolidated joint ventures      (207,541)       150,732         98,238
                                                      -----------    -----------    -----------

                           Net income                 $ 2,203,056         67,715        107,490
                                                      ===========    ===========    ===========

Net income per limited partnership unit               $    189.92           6.57          10.43
                                                      ===========    ===========    ===========
Weighted average number of limited partnership
     units outstanding                                     10,000         10,000         10,000
                                                      ===========    ===========    ===========









See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2006, 2005 and 2004





                                                  General      Limited Partners
                                                  Partners    Units       Amount
                                                  --------    -----       ------
Balances at December 31, 2003                    $ 366,067      10,000   1,086,755

Net income                                           3,225          --     104,265
                                                 ---------   ---------   ---------


Balances at December 31, 2004                      369,292      10,000   1,191,020

Net income                                           2,031          --      65,684
                                                 ---------   ---------   ---------


Balances at December 31, 2005                      371,323      10,000   1,256,704

Net income                                         303,892          --   1,899,164
                                                 ---------   ---------   ---------


Balances at December 31, 2006                    $ 675,215      10,000   3,155,868
                                                 =========   =========   =========























See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2006, 2005 and 2004




                                                               2006             2005           2004
                                                               ----             ----           ----
Cash flows from operating activities:
     Net income                                             $ 2,203,056         67,715        107,490
     Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
              Amortization                                        3,331          5,406            217
              Equity in earnings of joint ventures           (1,417,997)      (150,732)       (98,238)
              Changes in:
                  Accounts receivable                            12,903         27,436        (67,475)
                  Receivables from affiliates                    47,084         27,138          4,951
                  Escrow deposits                                    --             --         15,995
                  Other assets                                 (100,981)        12,157         15,382
                  Accounts payable and accrued expenses         (43,985)        24,438         30,242
                  Security deposits and prepaid rents            (3,915)         2,096        (39,646)
                                                            -----------    -----------    -----------

                           Net cash provided by (used in)
                               operating activities             699,496         15,654        (31,082)
                                                            -----------    -----------    -----------

Cash flows from investing activities -
     additions to property and equipment                        (95,971)       (10,660)       (12,920)
                                                            -----------    -----------    -----------

Cash flows from financing activities -
     principal payments on mortgage loan                             --             --        (14,418)
                                                            -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                 603,525          4,994        (58,420)

Cash and equivalents at beginning of year                       172,125        167,131        225,551
                                                            -----------    -----------    -----------

Cash and equivalents at end of year                         $   775,650        172,125        167,131
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow information -
      cash paid for interest                                $        --             --            200
                                                            ===========    ===========    ===========













See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        December 31, 2006, 2005 and 2004


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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(2)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (c) Property and Equipment, Continued
     -------------------------------------

          The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2006, no impairment in value has been recognized.

          The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale of disposition" are no longer depreciated. All the properties were held for sale in 2006, 2005, and 2004.

     (d) Cash and Equivalents
     ------------------------

          Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity period of three months or less.

     (e) Deferred Mortgage Costs
     ---------------------------

          Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgages. In February 2004, the mortgage for the Northwind property was paid off. As of December 31, 2006 and 2005, there are no deferred mortgage costs.

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

     (i) Fair Value of Financial Instruments
     ---------------------------------------

          The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2006.

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

          The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 8), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2006, 2005, or 2004.

     (k) Income Taxes
     ----------------

          No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (k) Income Taxes, Continued
     ---------------------------

             by the partners on their income tax returns. At December 31, 2006, net assets for financial reporting purposes were $580,988 less than the tax bases of the net assets.

     (l) Segment Information
     -----------------------

          The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

     (m) Recent Pronouncements
     -------------------------

          The Partnership does not believe that the following recent pronouncements have a material effect on its financial position, results of operations or cash flows:

          o Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155").
          o Statement of Financial Accounting Standard ("SFAS") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156
          o FIN 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109
          o Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements"
          o Statement of Financial Accounting Standard ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158")
          o SEC Staff Accounting Bulletin No. 108 ("SAB 108") - guidance on Quantifying Financial Statement Misstatements
          o Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115".

     (n) Reclassifications
     ---------------------

          Reclassifications have been made to certain 2005 balances in order for them to conform to the 2006 presentation.

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

     Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park. The carrying value of the assets of Northwind Office Park was $2,331,876 at December 31, 2006, and the property generated net income of $32,595 for the year then ended.

     Depreciation expense, not recorded during the disposal periods on Northwind
         Office Park amounted to $219,000, $219,000 and $187,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


(4)  Investments in Unconsolidated Joint Ventures, Continued
---  -------------------------------------------------------

         Summary financial information of the Venture follows:

                            Balance Sheet Information
                            -------------------------

                                                                                                  December 31
                           Assets                                                              2006         2005
                           ------                                                           ----------   ----------
Property, net of accumulated depreciation                                                   $       --    1,737,281
Cash and equivalents                                                                            66,321       27,156
Escrow deposits                                                                                     --      780,049
Receivable from affiliates                                                                     958,074      105,432
Other assets                                                                                    42,653      259,899
                                                                                            ----------   ----------

                           Total assets                                                     $1,067,048    2,909,817
                                                                                            ==========   ==========

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loan payable                                                                          --    4,833,899
     Accounts payable and accrued expenses                                                       7,954       87,933
                                                                                            ----------   ----------

                           Total liabilities                                                     7,954    4,921,832
                                                                                            ----------   ----------

Partners' equity (deficit):
     The Partnership                                                                           529,547     (906,592)
     RPILP - VI A                                                                              529,547   (1,105,423)
                                                                                            ----------   ----------

                           Total partners' equity (deficit)                                  1,059,094   (2,012,015)
                                                                                            ----------   ----------

                           Total liabilities and partners' equity (deficit)                 $1,067,048    2,909,817
                                                                                            ==========   ==========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(4)  Investments in Unconsolidated Joint Ventures, Continued
---  -------------------------------------------------------

                              Operating Information
                              ---------------------
                                                                    Years ended December 31,
                                                                    ------------------------
                                                               2006            2005          2004
                                                            -----------    -----------   -----------
Income:
     Rental                                                 $   548,533        988,564       976,950
     Other                                                        8,002          5,215         1,772
                                                            -----------    -----------   -----------
                           Total income                         556,535        993,779       978,722
                                                            -----------    -----------   -----------
Expenses:
     Property operations                                        250,284        201,853       254,302
     Interest                                                   427,358        404,365       418,830
     Administrative:
         Affiliates                                              27,195         56,845        58,617
         Other                                                   76,621         23,706        44,017
      Write-off deferred mortgage costs                         169,485             --            --
                                                            -----------    -----------   -----------
                           Total expenses                       950,943        686,769       775,766
                                                            -----------    -----------   -----------
                           Net income (loss) before gain
                           on sale of property and equipment   (394,408)       307,010       202,956

Gain on sale of property and equipment                        3,465,517             --            --
                                                            -----------    -----------   -----------
                           Net income                       $ 3,071,109        307,010       202,956
                                                            ===========    ===========   ===========
Allocation of net income before gain on sale of property:
     The Partnership                                           (197,204)       153,505       101,478
     RPILP - VI A                                              (197,204)       153,505       101,478
                                                            -----------    -----------   -----------
                           Total                            $  (394,408)       307,010       202,956
                                                            ===========    ===========   ===========

          A reconciliation of the Partnership's investment in Research Triangle
             Industrial Park Joint Venture is as follows:

                                                                2006          2005            2004
                                                            -----------    -----------    -----------
Losses in excess of investment at
    beginning of year                                       $  (906,592)    (1,060,097)    (1,161,575)
Allocated net income (loss)                                    (197,204)       153,505        101,478
Equity interest in gain on sale                               1,633,343             --             --
                                                            -----------    -----------    -----------
Equity interest (loss) in excess of investment
    at end of year                                          $   529,547       (906,592)    (1,060,097)
                                                            ===========    ===========    ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(4)  Investments in Unconsolidated Joint Ventures, Continued
---  -------------------------------------------------------

     In 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. In 2001, a portion of the land was sold for a gain of $180,199. The Partnership's remaining investment in the land amounted to $108,997 and $111,770 at December 31, 2005 and 2004, respectively. In July 2006, the land was sold for a purchase price of $1,371,704. The Partnership received a distribution in the amount of $711,314 related to the sale of the land. There are two purchase money notes totaling $143,312. The Partnership's basis in the investment in the land has been adjusted to approximately 67% of the remaining partner's equity, which amounted to $97,625 at December 31, 2006.

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

(6)  Related Party Transactions
---  --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2006             2005             2004
                                                                         ----             ----             ----
         Property management fees based on a percent-
              age (generally 5%) of the rental income                  $ 38,707          44,142           51,046

         Reimbursement for cost of services to the Partnership
              that include investor relations, marketing of
              properties, supplies, professional fees,
              communications, accounting, printing,
              postage and other items                                    93,804          80,543           78,974
                                                                       --------        --------         --------
                                                                       $132,511         124,685          130,020
                                                                       ========         =======          =======

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. On January 1, 2005, the interest rate on related party transactions was changed from

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(6)  Related Party Transactions, Continued
---  -------------------------------------

         11% to 8%. Receivables from affiliates are payable on demand and bear interest at 8% in 2006 and 2005 and 11% in 2004.

     Memorandum of Understanding
     ---------------------------

     The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park
         West). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

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

(7)  Leases
---  ------

     In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 5 years. Future rentals to be received on non-cancelable operating leases with terms of more than one year are as follows:

                           2007                                  $ 523,142
                           2008                                    337,202
                           2009                                     40,036
                           2010                                     15,111
                                                                 =========

(8)  Settlement of Lawsuit
---  ---------------------

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

                                                                                                        Schedule III
                                                                                                        ------------
              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                    Real Estate and Accumulated Depreciation
                                December 31, 2006


                             Initial Cost to
                               Partnership          Cost
                             ----------------    capitalized
   Property                                      subsequent to                      Buildings and          Accumulated
 Description  Encumbrances  Land      Buildings  acquisition   Retirements  Land    improvements   Total   depreciation
 -----------  ------------  ----     ----------  ------------- -----------  ----    -------------  -----   ------------
Northwind
Office Park
E. Lansing, MI       $ -      460,515  3,415,895      919,030           -  460,515    4,334,925   4,795,440   2,530,690
                     ===    ========= ==========     ========   ========= ========   ==========  ==========  ==========

Research
Triangle JV
Raleigh, NC            -      750,612  4,920,738      336,053  (6,007,403)       -            -           -   3,794,811

Research Triangle
Land JV
Raleigh, NC            -      412,500          -       20,484    (432,984)       -            -           -           -
                     ---    ---------  ---------     --------  ----------       --   ----------  ----------  ----------

                     $ -    1,163,112  4,920,738      356,537  (6,440,387)       -            -           -   3,794,811
                     ===    =========  =========     ========  ==========       ==   ==========  ==========  ==========

(RESTUBBED TABLE)

                       Date
                        of           Date       Date
                    Retirements construction  acquired  sold
                    ----------- ------------  --------  ----
Northwind
Office Park
E. Lansing, MI               -     1973        12/83     N/A
                    ==========     ====        =====     ===

Research
Triangle JV
Raleigh, NC         (3,794,811)    1983        12/83    12/06

Research Triangle
Land JV
Raleigh, NC                  -        -         8/92     7/06
                    ----------     ====        =====    =====

                    (3,794,811)
                    ==========

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period January 1, 2001 through December 31, 2006.

                                                             Schedule III, Cont.
                                                             -------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY
                    Real Estate and Accumulated Depreciation
                        December 31, 2006, 2005 and 2004


(1) Cost for Federal income tax purposes is $4,853,406.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2006, 2005 and 2004 follows:

                                                                              Partnership Properties
                                                                  -------------------------------------------------
                                                                         2006             2005              2004
                                                                         ----             ----              ----
     Balance at beginning of year                                 $    4,757,435        4,746,775         4,733,855
     Additions                                                            95,971           10,660            12,920
                                                                  --------------      -----------       -----------
     Balance at end of year                                       $    4,853,406        4,757,435         4,746,775
                                                                  ==============      ===========       ===========

                                                                              Joint Venture Properties
                                                                  -------------------------------------------------
                                                                         2006             2005              2004
                                                                         ----             ----              ----
     Balance at beginning of year                                 $    5,770,234        5,770,234         5,717,208
     Additions                                                            62,811                -            53,026
     Dispositions (5)                                                 (5,833,045)               -                 -
                                                                  --------------      -----------       -----------
     Balance at end of year                                       $            -        5,770,234         5,770,234
                                                                  ==============      ===========       ===========

(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2006, 2005 and 2004 follows:

                                                                                Partnership Properties
                                                                 --------------------------------------------------
                                                                         2006             2005              2004
                                                                         ----             ----              ----
     Balance at beginning and end of year (4)                    $     2,530,690        2,530,690         2,530,690
                                                                 ===============      ===========       ===========

                                                                                Joint Venture Properties
                                                                 --------------------------------------------------
                                                                       2006               2005              2004
                                                                       ----               ----              ----
     Balance at beginning of year (4)                            $     3,794,811        3,794,811         3,794,811
      Dispositions (5)                                                (3,794,811)               -                 -
                                                                 ---------------    -------------      ------------
      Balance at end of year                                     $             -        3,794,811         3,794,811
                                                                 ===============    =============      ============

(4)     Balance applies entirely to buildings and improvements.

(5) The Research Triangle Joint Venture and Research Triangle Land Joint Venture properties were sold during the 2006 year.
                                      F-17