Form 10-Q
period 2007-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2007-05-15
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended March 31, 2007

                                       or

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

                            Condensed Balance Sheets
                            ------------------------

                                                                 (Unaudited)
                                                                  March 31,                 December 31,
                                                                    2007                        2006
                                                             --------------------        -------------------
                           Assets
                           ------
Property and equipment, all held for sale                    $         4,863,356                  4,863,356
Less accumulated depreciation                                          2,531,480                  2,531,480
                                                             --------------------        -------------------
                                                                       2,331,876                  2,331,876
Equity interest (loss) in unconsolidated
      joint ventures in excess of investment                             626,140                    627,172
Cash and equivalents                                                     720,996                    775,650
Accounts receivable                                                       29,443                     34,307
Receivable from affiliates                                                59,550                     59,550
Other assets                                                             130,330                    109,615
                                                             --------------------        -------------------
     Total assets                                            $         3,898,335                  3,938,170
                                                             ====================        ===================

               Liabilities and Partners' Equity
               --------------------------------
Accounts payable and accrued expenses                                     52,130                     60,222
Other liabilities                                                         49,554                     46,865
Partners' equity                                                       3,796,651                  3,831,083
                                                             -------------------         -------------------
     Total liabilities and partners' equity                  $         3,898,335                  3,938,170
                                                             ====================        ===================

                       Condensed Statements of Operations
                       ----------------------------------
                                   (Unaudited)
                                                                          Three months ended March 31,
                                                                 -----------------------------------------------
                                                                        2007                       2006
                                                                 --------------------       --------------------
Rental income                                                    $           196,799                    195,205
Other income                                                                     665                      1,496
                                                                 --------------------       --------------------
     Total income                                                            197,464                    196,701
                                                                 --------------------       --------------------
Property operating costs                                                     155,582                    145,024
Administrative expense - affiliates                                           42,560                     33,032
Other administrative expense                                                  39,488                     19,758
                                                                 --------------------       --------------------
     Total expenses                                                          237,630                    197,814
                                                                 --------------------       --------------------
Loss before equity in earnings of joint venture                              (40,166)                    (1,113)
Equity in earnings of joint venture                                            5,734                     52,053
                                                                 --------------------       --------------------
     Net income (loss)                                           $           (34,432)                    50,940
                                                                 ====================       ====================
Net income (loss) per limited partnership unit                   $             (3.34)                      4.94
                                                                 ====================       ====================
Weighted average limited partnership units outstanding                        10,000                     10,000
                                                                 ====================       ====================

                       Condensed Statements of Cash Flows
                       ----------------------------------
                                   (Unaudited)
                                                                                Three months ended March 31,
                                                                       -----------------------------------------------
                                                                              2007                       2006
                                                                       --------------------       --------------------
Cash provided (used) by:
Operating activities:
     Net income                                                        $           (34,432)                    50,940
     Adjustments:
          Equity in earnings of joint ventures                                       1,032                    (52,053)
          Other, principally changes in other assets and liabilities               (21,254)                   (77,621)
                                                                       --------------------       --------------------
               Net cash used by operating activities                               (54,654)                   (78,734)
                                                                       --------------------       --------------------
Net decrease in cash and equivalents                                               (54,654)                   (78,734)
Cash and equivalents at beginning of period                                        775,650                    172,125
                                                                       --------------------       --------------------
Cash and equivalents at end of period                                  $           720,996                     93,391
                                                                       ====================       ====================

                          Notes to Financial Statements
                   Three months ended March 31, 2007 and 2006
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2006 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2007, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It had a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners.


All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three month periods ended March 31, 2007 and 2006 was approximately $ 42,000 and $41,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                   March 31,                     December 31,
         Assets:                                                     2007                            2006
                                                              --------------------            --------------------
              Cash and equivalents                            $            44,353                          66,321
              Receivable from affiliates                                1,055,948                         958,074
              Accrued interest receivable                                  21,126                               -
              Other assets                                                 42,653                          42,653
                                                              --------------------            --------------------
                                     Total assets             $         1,164,080                       1,067,048
                                                              ====================            ====================

         Liabilities:
              Accounts payable and accrued expenses                         6,927                           7,954
              Payable to affiliates                                        86,591                               -
                                                              --------------------            --------------------
                                     Total liabilities                     93,518                           7,954
                                                              --------------------            --------------------
         Partners' equity:
              The Partnership                                             535,281                         529,547
              RPILP - VI A                                                535,281                         529,547
                                                              --------------------            --------------------
                                                                        1,070,562                       1,059,094
                                                              --------------------            --------------------
              Total liabilities and partners' equity          $         1,164,080                       1,067,048
                                                              ====================            ====================

                              Operating Information
                              ---------------------

                                                           Three months ended March 31,
                                                ----------------------------------------------------
                                                       2007                            2006
                                                --------------------            --------------------
         Rental income                          $                 -                         277,741
         Interest income                                     21,126                               -
         Other                                                6,785                           1,946
                                                --------------------            --------------------
              Total income                                   27,911                         279,687
                                                --------------------            --------------------
         Property operating costs                             1,594                          43,312
         Interest                                               239                          98,339
         Administrative                                      14,610                          20,399
                                                --------------------            --------------------
              Total expenses                                 16,443                         162,050
                                                --------------------            --------------------
              Net income                        $            11,468                         117,637
                                                ====================            ====================

         Allocation of net income:
              The Partnership                                 5,734                          58,819
              RPILP - VI A                                    5,734                          58,818
                                                --------------------            --------------------
                                                $            11,468                         117,637
                                                ====================            ====================

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $54,000 and $79,000 during the first three month period ended March 31, 2007 and 2006, respectively. The Partnership made no distributions to limited partners in the first quarter of 2007 and 2006. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first three months of 2006, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $39,000 from a net loss of $1,000 in 2006 to a net loss of $40,000 in 2007.

Total expenses increased approximately $40,000. Property operations increased approximately $10,000, primarily due to increased utility and maintenance costs. Other administrative expense increased approximately $20,000 due to an increase of approximately $20,000 in professional fees. Administrative expense to affiliates increased approximately $9,500 due to an increase in portfolio management fees.


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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2006.

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


              May 15, 2007               /s/ Joseph M. Jayson
              ------------               --------------------
                  Date                   Joseph M. Jayson,
                                         Individual General Partner and
                                         Principal Financial Officer