Form 10-Q
period 2007-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2007-08-14
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended June 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-11909


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                           16-1212761
 ----------------------                       --------------------------------
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

                                 Condensed Balance Sheets
                                 ------------------------
                                                                                (Unaudited)
                                                                                  June 30,              December 31,
                                                                                   2007                    2006
                                                                              ---------------        ---------------
                          Assets
                         -------
Property and equipment, all held for sale                                     $    4,863,356              4,863,356
Less accumulated depreciation                                                      2,531,480              2,531,480
                                                                              ---------------         --------------
                                                                                   2,331,876              2,331,876
Equity interest (loss) in unconsolidated
  joint ventures in excess of investment                                             637,679                627,172
Cash and equivalents                                                                 764,515                775,650
Accounts receivable                                                                   33,396                 34,307
Receivable from affiliates                                                            59,550                 59,550
Other assets                                                                          96,720                109,615
                                                                              ---------------         --------------
     Total assets                                                             $    3,923,736              3,938,170
                                                                              ===============         ==============

             Liabilities and Partners' Equity
             --------------------------------
Accounts payable and accrued expenses                                                 29,573                 60,222
Other liabilities                                                                     49,554                 46,865
Partners' equity                                                                   3,844,609              3,831,083
                                                                              ---------------         --------------
     Total liabilities and partners' equity                                   $    3,923,736              3,938,170
                                                                              ===============         ==============

                       Condensed Statements of Operations
                       ----------------------------------
                                   (Unaudited)


                                                 Three months ended June 30,                  Six months ended June 30,
                                            --------------------------------------    ---------------------------------------
                                                 2007                    2006                2007                   2006
                                            --------------         ---------------    -----------------       ---------------
Rental income                               $     221,950                 191,856              418,749               387,061
Other income                                          567                      --                1,232                   206
                                            --------------         ---------------    -----------------       ---------------
     Total income                                 222,517                 191,856              419,981               387,267
                                            --------------         ---------------    -----------------       ---------------
Property operating costs                          116,993                 114,678              272,575               259,702
Administrative expense - affiliates                45,591                  28,443               88,151                61,475
Other administrative expense                       16,748                  17,117               56,236                35,585
                                            --------------         ---------------    -----------------       ---------------
     Total expenses                               179,332                 160,238              416,962               356,762
                                            --------------         ---------------    -----------------       ---------------
Income before equity in earnings of                43,185                  31,618                3,019                30,505
     joint ventures
Equity in earnings of joint ventures                4,773                  13,227               10,507                65,280
                                            --------------         ---------------    -----------------       ---------------
     Net income                             $      47,958                  44,845               13,526                95,785
                                            ==============         ===============    =================       ===============
Net income per limited partnership unit     $        4.65                    4.35                 1.31                  9.29
                                            ==============         ===============    =================       ===============
Weighted average limited partnership units
     outstanding                                   10,000                  10,000               10,000                10,000
                                            ==============         ===============    =================       ===============

                       Condensed Statements of Cash Flows
                       ----------------------------------
                                   (Unaudited)
                                                                                     Six months ended June 30,
                                                                             ---------------------------------------
                                                                                    2007                    2006
                                                                             ----------------       ----------------
Cash used in:
Operating activities:
     Net income                                                              $        13,526                 95,785
     Adjustments:
       Equity in earnings of joint ventures                                          (10,507)               (65,280)
       Other, principally changes in other assets and liabilities                    (14,154)               (77,916)
                                                                             ----------------       ----------------
          Net cash used in operating activities                                      (11,135)               (47,411)
                                                                             ----------------       ----------------
Net decrease in cash and equivalents                                                 (11,135)               (47,411)
Cash and equivalents at beginning of period                                          775,650                172,125
                                                                             ----------------       ----------------
Cash and equivalents at end of period                                        $       764,515                124,714
                                                                             ================       ================

                          Notes to Financial Statements
                     Six months ended June 30, 2007 and 2006
                                   (Unaudited)

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

Property and Equipment
----------------------

At June 30, 2007, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and six month periods ended June 30, 2007 was approximately $43,000 and $85,000 respectively. Depreciation expense not recorded during the three and six month periods ended June 30, 2006 was approximately $40,000 and $81,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                                  June 30,              December 31,
                                                                                    2007                    2006
                                                                            --------------------    --------------------
 Assets:
      Cash and equivalents                                                  $            34,866                  66,321
      Receivable from affiliates                                                      1,055,948                 958,074
      Accrued interest receivable                                                        42,252                      --
      Other assets                                                                       20,661                  42,653
                                                                            --------------------    --------------------
                       Total assets                                         $         1,153,727               1,067,048
                                                                            ====================    ====================

 Liabilities:
      Accounts payable and accrued expenses                                                  --                   7,954
      Payable to affiliates                                                              73,619                      --
                                                                            --------------------    --------------------
                       Total liabilities                                                 73,619                   7,954
                                                                            --------------------    --------------------
 Partners' equity:
      The Partnership                                                                   540,054                 529,547
      RPILP - VI A                                                                      540,054                 529,547
                                                                            --------------------    --------------------
                                                                                      1,080,108               1,059,094
                                                                            --------------------    --------------------
                       Total liabilities and partners' equity               $         1,153,727               1,067,048
                                                                            ====================    ====================

                              Operating Information
                              ---------------------



                                         Three months ended June 30,                      Six months ended June 30,
                                   -----------------------------------------     ------------------------------------------
                                         2007                    2006                   2007                    2006
                                   ------------------     ------------------     ------------------      ------------------
 Rental income                     $              --                250,792                     --                 528,533
 Interest income                              21,126                     --                 42,252                      --
 Other                                            15                  2,189                  6,800                   4,135
                                   ------------------     ------------------     ------------------      ------------------
      Total income                            21,141                252,981                 49,052                 532,668
                                   ------------------     ------------------     ------------------      ------------------
 Property operating costs                      5,490                 82,284                  7,084                 125,596
 Interest                                         --                 98,472                    239                 196,811
 Administrative                                6,105                 37,777                 20,715                  58,176
                                   ------------------     ------------------     ------------------      ------------------
      Total expenses                          11,595                218,533                 28,038                 380,583
                                   ------------------     ------------------     ------------------      ------------------
      Net income                   $           9,546                 34,448                 21,014                 152,085
                                   ==================     ==================     ==================      ==================
 Allocation of net income:
      The Partnership                          4,773                 17,224                 10,507                  76,043
      RPILP - VI A                             4,773                 17,224                 10,507                  76,042
                                   ------------------     ------------------     ------------------      ------------------
                                   $           9,546                 34,448                 21,014                 152,085
                                   ==================     ==================     ==================      ==================

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $11,000 and $47,000 during the first six month period ended June 30, 2007 and 2006, respectively. The Partnership made no distributions to limited partners in the first six months of 2007 and 2006. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first six months of 2006, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $27,000 from a net income of $30,000 in 2006 to a net income of $3,000 in 2007.

Total expenses increased approximately $60,000. Property operations increased approximately $13,000, primarily due to increased utility and maintenance costs. Other administrative expense increased approximately $20,000 due to an increase in professional fees. Administrative expense to affiliates increased approximately $27,000 due to an increase in portfolio management fees.

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


              August 14, 2007                     /s/ Joseph M. Jayson
              ---------------                     --------------------
                   Date                           Joseph M. Jayson,
                                                  Individual
                                                  General Partner and
                                                  Principal Financial Officer