Form 10-Q
period 2007-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2007-11-13
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2007

                                       or

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

                            Condensed Balance Sheets
                            ------------------------
                                                                                      (Unaudited)
                                                                                     September 30,            December 31,
                                                                                          2007                     2006
                                                                                 ----------------------   ---------------------
                          Assets
------------------------------------------------------------
Property and equipment, all held for sale                                             $      4,863,356              4,863,356
Less accumulated depreciation                                                                2,531,480              2,531,480
                                                                                 ----------------------   ---------------------
                                                                                             2,331,876              2,331,876
Equity interest in unconsolidated
  joint ventures in excess of investment                                                       640,643                627,172
Cash and equivalents                                                                           726,086                775,650
Accounts receivable                                                                             39,599                 34,307
Receivable from affiliates                                                                      59,550                 59,550
Other assets                                                                                   150,519                109,615
                                                                                 ----------------------   ---------------------
     Total assets                                                                     $      3,948,273              3,938,170
                                                                                 ======================   =====================

             Liabilities and Partners' Equity
------------------------------------------------------------
Accounts payable and accrued expenses                                                           67,394                 60,222
Other liabilities                                                                               51,128                 46,865
Partners' equity                                                                             3,829,751              3,831,083
                                                                                 ----------------------   ---------------------
     Total liabilities and partners' equity                                           $      3,948,273              3,938,170
                                                                                 ======================   =====================

                                         Condensed Statements of Operations
                                         ----------------------------------
                                                     (Unaudited)

                                                     Three months ended Sept. 30,             Nine months ended Sept. 30,
                                               --------------------------------------    ---------------------------------------
                                                    2007                 2006                 2007                 2006
                                               ---------------       ----------------    ----------------    -------------------
Rental income                                      $ 218,691                196,174             637,440                583,235
Other income                                             816                    209               2,048                    415
                                               ---------------       ----------------    ----------------    -------------------
     Total income                                    219,507                196,383             639,488                583,650
                                               ---------------       ----------------    ----------------    -------------------
Property operating costs                             178,909                152,844             451,484                412,546
Administrative expense - affiliates                   36,185                 27,276             124,336                 88,750
Other administrative expense                          22,235                 34,034              78,471                 69,619
                                               ---------------       ----------------    ----------------    -------------------
     Total expenses                                  237,329                214,154             654,291                570,915
                                               ---------------       ----------------    ----------------    -------------------
Income (loss) before equity in earnings of           (17,822)               (17,771)            (14,803)                12,735
     joint ventures
Equity in earnings of joint ventures                   2,964               (101,412)             13,471                (36,132)
                                               ---------------       ----------------    ----------------    -------------------
Net loss before equity interest in
       sale of land                                  (14,858)              (119,183)             (1,332)               (23,397)
Equity interest in sale of land                            -                650,233                   -                650,233
                                               ---------------       ----------------    ----------------    -------------------
Net income (loss)                                  $ (14,858)               531,050              (1,332)               626,836
                                               ===============       ================    ================    ===================
Net income (loss) per limited partnership unit     $   (1.44)                 51.51               (0.13)                 60.80
                                               ===============       ================    ================    ===================
Weighted average limited partnership units
     outstanding                                      10,000                 10,000              10,000                 10,000
                                               ===============       ================    ================    ===================

                       Condensed Statements of Cash Flows
                       ----------------------------------
                                   (Unaudited)
                                                                                 Nine months ended September 30,
                                                                       --------------------------------------------------
                                                                                2007                       2006
                                                                       ------------------------  ------------------------
Cash used in:
Operating activities:
     Net income (loss)                                                             $    (1,332)                  626,836
     Adjustments:
        Equity in earnings of joint ventures                                           (13,471)                   36,132
        Equity interest in gain on sale of land                                              -                  (650,233)
        Other, principally changes in other assets and liabilities                     (34,761)                 (139,143)
                                                                       ------------------------  ------------------------
         Net cash used in operating activities                                         (49,564)                 (126,408)
Financing activities - distribution received                                                 -                   752,465
                                                                       ------------------------  ------------------------
Net increase (decrease) in cash and equivalents                                        (49,564)                  626,057
Cash and equivalents at beginning of period                                            775,650                   172,125
                                                                       ------------------------  ------------------------
Cash and equivalents at end of period                                              $   726,086                   798,182
                                                                       ========================  ========================

                          Notes to Financial Statements
                  Nine months ended September 30, 2007 and 2006

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

Property and Equipment
----------------------

At September 30, 2007, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners. The joint venture property in Research Triangle Park was sold in December 2006. The Partnership also has a 50% interest in Research Triangle Land Joint Venture. The land joint venture was sold on July 18, 2006 and the Partnership has a remaining receivable from two purchase money notes.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and nine month periods ended September 30, 2007 was approximately $43,000 and $128,000 respectively. Depreciation expense not recorded during the three and nine month periods ended September 30, 2006 was approximately $40,000 and $121,000, respectively.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. Summary financial information of the Venture follows:

                                   Balance Sheet Information
                                   -------------------------
                                                                              September 30,              December 31,
                                                                                   2007                      2006
                                                                             --------------------    ---------------------
                Assets:
                     Cash and equivalents                                       $         22,949                   66,321
                     Receivable from affiliates                                        1,055,948                  958,074
                     Accrued interest receivable                                          63,378                        -
                     Other assets                                                         20,661                   42,653
                                                                             --------------------    ---------------------
                       Total assets                                             $      1,162,936                1,067,048
                                                                             ====================    =====================

                Liabilities:
                     Accounts payable and accrued expenses                                 2,883                    7,954
                     Payable to affiliates                                                74,017                        -
                                                                             --------------------    ---------------------
                       Total liabilities                                                  76,900                    7,954
                                                                             --------------------    ---------------------
                Partners' equity:
                     The Partnership                                                     543,018                  529,547
                     RPILP - VI A                                                        543,018                  529,547
                                                                             --------------------    ---------------------
                                                                                       1,086,036                1,059,094
                                                                             --------------------    ---------------------
                       Total liabilities and partners' equity                   $      1,162,936                1,067,048
                                                                             ====================    =====================

                                 Operating Information
                                 ---------------------

                                               Three months ended Sept. 30,                Nine months ended Sept. 30,
                                           -------------------------------------  -------------------------------------------
                                                2007                 2006                  2007                    2006
                                           ----------------  -------------------  ---------------------   -------------------
             Rental income                      $        -                    -                      -               528,533
             Interest income                        21,126                    -                 63,378                     -
             Other                                      10                2,446                  6,810                 6,581
                                           ----------------  -------------------  ---------------------   -------------------
                  Total income                      21,136                2,446                 70,188               535,114
                                           ----------------  -------------------  ---------------------   -------------------
             Property operating costs                    -               77,892                  7,084               203,488
             Interest                                    -               96,253                    239               293,064
             Administrative                         15,208               31,126                 35,923                89,302
                                           ----------------  -------------------  ---------------------   -------------------
                  Total expenses                    15,208              205,271                 43,246               585,854
                                           ----------------  -------------------  ---------------------   -------------------
                  Net income (loss)             $    5,928             (202,825)                26,942               (50,740)
                                           ================  ===================  =====================   ===================
             Allocation of net income:
                  The Partnership                    2,964             (101,412)                13,471               (25,369)
                  RPILP - VI A                       2,964             (101,413)                13,471               (25,371)
                                           ----------------  -------------------  ---------------------   -------------------
                                                $    5,928             (202,825)                26,942               (50,740)
                                           ================  ===================  =====================   ===================


PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $50,000 during the nine month period ended September 30, 2007. Cash increased $626,000 during the nine month period ended September 30, 2006, primarily as a result of the $752,465 distribution received from Research Joint Venture Land related to the sale of Joint Venture's land. The Partnership made no distributions to limited partners in the first nine months of 2007. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first nine months of 2006, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $28,000 from a net income of $13,000 in 2006 to a net loss of $15,000 in 2007.

Total expenses increased approximately $83,000. Property operations increased approximately $39,000, primarily due to increased utility and maintenance costs. Other administrative expense increased approximately $9,000 due to an increase in professional fees. Administrative expense to affiliates increased approximately $35,000 due to an increase in portfolio management fees.

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


              November 13, 2007               /s/ Joseph M. Jayson
              -----------------               --------------------
                    Date                      Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer