Form 10-K
period 2007-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2008-04-15
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 0-11909

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
              ----------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

         Delaware                                          16-1212761
   -------------------                         --------------------------------
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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2007, the Partnership, owned an office complex in Michigan (Northwind Office Park), and is a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina. In July 2006, the land associated with the Research Land Joint Venture was sold to an unaffiliated party. Additionally, in December 2006, the office complex known as Research Triangle in Durham, North Carolina was sold to an unaffiliated party. The only remaining property, Northwind Office Park, is currently being actively marketed for sale.

         It is anticipated that the Partnership will be entering into a sales contract related to the remaining Northwind Office Park in the near future (one to six months), which will be subject to sales conditions that are customary for sales contracts, and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2007, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2007 were employees of the Corporate General Partner or its affiliates.

         Northwind Office Park represents 100% of the Partnership's revenue generated for the last three years, before the Partnership's equity interest in unconsolidated joint ventures.

         The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park West). Realmark Research, LLC (Research), advanced a portion of its sales proceeds up to $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

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

        Testing of our internal controls would begin no later than the second quarter of fiscal 2008. This testing will include documenting our procedures and an analysis of the segregation of duties. In the course of our evaluation and testing of internal controls, we may identify areas for improvement in the documentation, design and effectiveness of our internal controls, and these areas of improvement may be material. We may elect or be required to disclose those weaknesses before we have remediated them. We cannot assure you that we will not discover material weaknesses in the course of our testing and be required to disclose them. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance regarding our conclusions, or regarding the conclusions of our independent auditor, as of December 31, 2007 with respect to the effectiveness of our internal controls over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
-------- -------------------------

         The partnership has received comment letters from the SEC related to forms 10 K filed for the years 2004 and 2006. These letters solicited clarification by the partnership in several areas. The partnership has responded to these comments (two in 2004 and seven in 2006) in January 2008.

ITEM 2: PROPERTIES
------- ----------

         As of December 31, 2007, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. At December 31, 2007, Northwind was 70 % occupied. The 2006 and 2005 year-end occupancy rates were 71% and 62%, respectively. As of December 31, 2007 there is no mortgage loan on the Northwind property.

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2007, there were 1,026 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2007, 2006 or 2005.

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

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                         At or for the years ended December 31,
                                     --------------------------------------------------------------------------------
                                             2007            2006             2005            2004           2003
                                     --------------------------------------------------------------------------------
Balance sheet data
Net rental property                     $   2,331,876      2,331,876        2,235,905        2,225,245      2,212,325
Total assets                                3,912,671      3,938,170        1,776,248        2,630,322      2,644,892
Mortgage loans payable                              -              -                -                -         14,418
Partners' equity                            3,837,410      3,831,083        1,628,027        1,560,312      1,452,822
                                     ================================================================================
Operating data
Rental income                                 837,250        793,915          734,492          848,133        843,547
Other income                                   34,410          6,030            3,013           10,333         15,341
                                     --------------------------------------------------------------------------------
Total revenue                                 871,660        799,945          737,505          858,466        858,888
                                     --------------------------------------------------------------------------------
Property operating costs                      617,846        548,886          573,863          618,302        536,671
Interest expense                                    -              -                -               92          1,558
Administrative expenses                       254,362        218,464          246,659          230,820        231,259
                                     --------------------------------------------------------------------------------
Total expenses                                872,208        767,350          820,522          849,214        769,488
                                     --------------------------------------------------------------------------------
Income (loss) before joint venture
operations and gain on sale of
  property                                       (548)        32,595          (83,017)           9,252         89,400
Equity in earnings of unconsolidated
  joint ventures                                6,875       (207,541)         150,732           98,238        137,852
Gain on sale of property                            -      2,378,002                -                -              -
                                     --------------------------------------------------------------------------------
Net income                                      6,327      2,203,056           67,715          107,490        227,252
                                     ================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                          (23,409)       699,496           15,654          (31,082)         2,487
Investing activities                                -        (95,971)         (10,660)         (12,920)        46,402
Financing activities                                -              -                -          (14,418)       (58,640)
                                     --------------------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                             (23,409)       603,525            4,994          (58,420)        (9,751)
                                     ================================================================================
Per limited partnership unit:
Net income                           $           0.61         189.92             6.57            10.43          22.04
                                     ================================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership made no distributions to limited partners in 2007, 2006 or 2005. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
----------------------

         The results of operations of the Partnership, excluding equity in earnings from joint ventures for the year ended December 31, 2007, produced a net loss of $548. The results compare to a net income of $32,595 in 2006 and a net loss of $83,017 in 2005.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2007 as compared to 2006
------------------------

         Rental Income increased approximately $44,000 due to an increase in monthly rents. Interest and other income increased approximately $29,000 due to an increase in miscellaneous income of $34,000, offset by a decrease in interest of $5,000.

Total expenses increased approximately 13% for the year ended December 31, 2007. Property operations increased approximately $69,000 due to an increase in repairs and maintenance of $27,000, utilities of $10,000, payroll and employee benefits of $17,000, leasing services of $3,000, insurance of $1,500 and taxes of $10,500. Administrative expense to affiliated parties increased approximately $22,000 due to an increase in management fees of $13,000, relating to the increase in income and an increase in portfolio management fees of $9,000. Other administrative expenses increased approximately $14,000 due to an increase in professional fees of $18,000, offset by a decrease in other administrative expense of $4,000.

2006 as compared to 2005
------------------------

         Rental income increased approximately $60,000 due to a small increase in occupancy while other income increased approximately $3,000 due to an increase in interest income and other property fees.

         Total expenses decreased approximately 6% for the year ended December 31, 2006. Property operations decreased approximately $25,000 due to decreases in repairs and maintenance of $4,000, utilities of $8,500, and insurance of $27,000 offset by increases in payroll and employee benefits, leasing services, and taxes of approximately $9,500, $3,500, and $1,500, respectively. Administrative expense to affiliated parties increased by $8,000 due to an increase in management fees of $13,000 relating to the increase in income, offset by an decrease in portfolio management fees of $4,500. Other administrative expenses decreased approximately $36,000 due to an increase in other administrative expenses of $4,500, offset by a decrease of professional fees of $40,500.

Joint Ventures
--------------

         The Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. In 2007, the Joint Venture recorded interest income of approximately $84,000 due to an advance of funds to a affiliated party in December 2006. Total expenses decreased 90% in 2007 mainly due to the sale of the real property. The Venture's 2006 net income before the gain on the sale of the property and land decreased by approximately $700,000 from the 2005 net income. Rental income decreased approximately $440,000 in 2006 due to the property's sole tenant vacating the premises when their lease expired at the end of June 2006. Total expenses increased 38% in 2006 mainly due to the write off of deferred mortgage costs and costs associated with preparing the property for sale. In 2006, the Venture used cash from operations to reduce long-term debt and outstanding accounts payable and accrued expenses.

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

ITEM 9B: OTHER INFORMATION
-------- -----------------

        None.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2007, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 69, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson has been in the real estate business for the last 45 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 45 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 26 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 67, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 36 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

         Realmark Property Investors Limited Partnership - II
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2007. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 912 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2007. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2007, owned 8 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Rotenberg & Co., L.L.P. was engaged as the Partnership's independent auditor for the year 2007 and 2006. All fees incurred for the years ended December 31, 2007 and 2006 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statement included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Rotenberg & Co. for the years ended December 31, 2007 and 2006 amounted to $25,000 and $9,000, respectively.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the year ended December 31, 2007 and 2006. The fees for the services amounted to $7,985 and $2,885 for the years ended December 31, 2007 and 2006, respectively.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2007 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2007 and 2006, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examinations, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2007.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES
-------- ---------------------------------------------

(a)      Consolidated Financial Statements                                  Page
         ---------------------------------                                  ----
         Independent Auditors' Report                                        F-1
         Consolidated Balance Sheets as of December 31, 2007 and 2006        F-2
         Consolidated Statements of Operations for the years ended
           December 31, 2007, 2006 and 2005                                  F-3
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2007, 2006 and 2005                            F-4
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2007, 2006 and 2005                                  F-5
         Notes to Consolidated Financial Statements                          F-6

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II


By:      /s/ Joseph M. Jayson                                March 28, 2008
         ------------------------------                      --------------
         JOSEPH M. JAYSON,                                         Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                March 28, 2008
         ------------------------------                      ---------------
         JOSEPH M. JAYSON,                                         Date
         President, Treasurer and Director

         /s/ Judith P. Jayson                                March 28, 2008
         ------------------------------                      ---------------
         JUDITH P. JAYSON,                                         Date
         Vice President and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




To the Partners
Realmark Property Investors Limited Partnership - II
  and Subsidiary
Getzville, New York


         We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - II and Subsidiary ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Our audit also included the 2007 financial statement schedule in the index at item 15. Realmark Property Investors Limited Partnership - II and Subsidiary's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II and Subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2007 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
  April 9, 2008












                                      F-1A

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



The Partners
Realmark Property Investors Limited
     Partnership - II:

We have audited the accompanying consolidated statements of operations, partners' equity, and cash flows of Realmark Property Investors Limited Partnership - II and Subsidiaries as of December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly and the results of their operations and their cash flows of Realmark Property Investors Limited Partnership - II and Subsidiaries as of December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 7 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.





Williamsville, New York
March 31, 2006







                                      F-1B

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 2007 and 2006



                           Assets                                                2007          2006
                           ------                                                ----          ----
Property and equipment, at cost, all held for sale:
  Land                                                                        $   518,481        518,481
  Buildings and improvements                                                    4,334,925      4,334,925
  Furniture and equipment                                                           9,950          9,950
                                                                              -----------    -----------

                                                                                4,863,356      4,863,356
  Less accumulated depreciation                                                (2,531,480)    (2,531,480)
                                                                              -----------    -----------

          Net property and equipment                                            2,331,876      2,331,876

Equity interest in unconsolidated
  joint ventures in excess of investment                                          634,047        627,172
Cash and equivalents                                                              752,241        775,650
Accounts receivable                                                                 8,856         34,307
Receivables from affiliates                                                        59,550         59,550
Other assets                                                                      126,101        109,615
                                                                              -----------    -----------

          Total assets                                                        $ 3,912,671      3,938,170
                                                                              ===========    ===========

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
  Accounts payable and accrued expenses                                            30,806         60,222
  Security deposits and prepaid rents                                              44,455         46,865
                                                                              -----------    -----------

          Total liabilities                                                        75,261        107,087
                                                                              -----------    -----------

Partners' equity:
  General partners                                                                675,405        675,215
  Limited partners                                                              3,162,005      3,155,868
                                                                              -----------    -----------

          Total partners' equity                                                3,837,410      3,831,083
                                                                              -----------    -----------

          Total liabilities and partners' equity                              $ 3,912,671      3,938,170
                                                                              ===========    ===========







See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                  Years ended December 31, 2007, 2006 and 2005



                                                                             2007          2006          2005
                                                                             ----          ----          ----
Income:
  Rental                                                                  $  837,250       793,915       734,492
  Interest and other                                                          34,410         6,030         3,013
                                                                          ----------    ----------    ----------

           Total income                                                      871,660       799,945       737,505
                                                                          ----------    ----------    ----------
Expenses:
  Property operations                                                        617,846       548,886       573,863
  Administrative:
    Affiliates                                                               154,296       132,512       124,685
    Other                                                                    100,066        85,952       121,974
                                                                          ----------    ----------    ----------

          Total expenses                                                     872,208       767,350       820,522
                                                                          ----------    ----------    ----------

Income (loss) before equity in earnings of
  unconsolidated joint ventures                                                 (548)       32,595       (83,017)

Equity interest in sale of property                                               --     2,378,002            --

Equity in earnings of unconsolidated joint ventures                            6,875      (207,541)      150,732
                                                                          ----------    ----------    ----------

          Net income                                                      $    6,327     2,203,056        67,715
                                                                          ==========    ==========    ==========

Net income per limited partnership unit                                   $     0.61        189.92          6.57
                                                                          ==========    ==========    ==========

Weighted average number of limited partnership
  units outstanding                                                           10,000        10,000        10,000
                                                                          ==========    ==========    ==========













See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2007, 2006 and 2005





                                            General       Limited Partners
                                            Partners      Units     Amount
                                            --------      -----     ------

Balances at December 31, 2004              $ 369,292      10,000   1,191,020

Net income                                     2,031          --      65,684
                                           ---------   ---------   ---------


Balances at December 31, 2005                371,323      10,000   1,256,704

Net income                                   303,892          --   1,899,164
                                           ---------   ---------   ---------

Balances at December 31, 2006                675,215      10,000   3,155,868

Net income                                       190          --       6,137
                                           ---------   ---------   ---------

Balances at December 31, 2007              $ 675,405      10,000   3,162,005
                                           =========   =========   =========

























See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2007, 2006 and 2005



                                                                             2007         2006           2005
                                                                             ----         ----           ----
Cash flows from operating activities:
     Net income                                                          $    6,327     2,203,056        67,715
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
              Amortization                                                       --         3,331         5,406
              Equity in earnings of joint ventures                           (6,875)   (1,417,997)     (150,732)
              Changes in:
                  Accounts receivable                                        25,451        12,903        27,436
                  Receivables from affiliates                                    --        47,084        27,138
                  Other assets                                              (16,486)     (100,981)       12,157
                  Accounts payable and accrued expenses                     (29,416)      (43,985)       24,438
                  Security deposits and prepaid rents                        (2,410)       (3,915)        2,096
                                                                         ----------    ----------    ----------
                           Net cash provided by (used in)
                             operating activities                           (23,409)      699,496        15,654

Cash flows from investing activities -
  additions to property and equipment                                            --       (95,971)      (10,660)
                                                                         ----------    ----------    ----------

Net increase (decrease) in cash and equivalents                             (23,409)      603,525         4,994

Cash and equivalents at beginning of year                                   775,650       172,125       167,131
                                                                         ----------    ----------    ----------

Cash and equivalents at end of year                                      $  752,241       775,650       172,125
                                                                         ==========    ==========    ==========

Supplemental disclosure of cash flow information -
  cash paid for interest                                                 $       --            --            --
                                                                         ==========    ==========    ==========
















See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        December 31, 2007, 2006 and 2005


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

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership (note 5).

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (c) Property and Equipment, Continued
     -------------------------------------

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2007, no impairment in value has been recognized.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale of disposition" are no longer depreciated. All the properties were held for sale in 2007, 2006, and 2005.

     (d) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity period of three months or less.

     (e) Deferred Mortgage Costs
     ---------------------------

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgages. In February 2004, the mortgage for the Northwind property was paid off. As of December 31, 2007 and 2006, there are no deferred mortgage costs.

     (f) Concentration of Credit Risk
     --------------------------------

         Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institution.

     (g) Unconsolidated Joint Ventures
     ---------------------------------

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

     (j) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2007.

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

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 7), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

         offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2007, 2006, or 2005.

     (l) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2007, net assets for financial reporting purposes were $580,988 less than the tax basis of the net assets.

     (m) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

     (o) Recent Pronouncements
     -------------------------

         The Partnership does not believe that the following recent pronouncements have a material effect on its financial position, results of operations or cash flows:

         o Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybird Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155").
         o Statement of Financial Accounting Standard ("SFAS") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156").
         o FIN 48, Accounting for Uncertainly in Income Taxes - an Interpretation of FASB Statement No. 109.
         o Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements"
         o Statement of Financial Accounting Standard ("SFAS") No. 158, "Employers' Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132 ( R )" ("SFAS 158").
         o SEC Staff Accounting Bulletin No. 108 ("SAB 108") - guidance on Quantifying Financial Statement Misstatements.
         o Statement of Financial Accounting Standard ("SFAS") No. 159, "Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115".
         o Statement of Financial Accounting Standard ("SFAS") No. 141 (R), "Business Combinations".
         o Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51.

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

     Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park. The carrying value of the assets of Northwind Office Park was $2,331,876 at December 31, 2007, and the property generated net loss of $548 for the year then ended.

     Depreciation expense, not recorded during the disposal periods on Northwind Office Park amounted to $171,716, $219,000 and $219,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

     All of the properties were classified as property held for sale prior to the adoption of SFAS No. 144 and continue to be actively marketed for sale. Accordingly their results of operations have been recorded in continuing operations.

(4)  Investments in Unconsolidated Joint Ventures
-------------------------------------------------

     The Partnership has a 50% interest in a joint venture with Realmark Property Investors Limited Partnership-VIA (RPILP-VIA), an entity affiliated through common general partners. The venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility located in Research Triangle Park, North Carolina. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP-VIA.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(4)  Investments in Unconsolidated Joint Ventures, Continued
------------------------------------------------------------

     Summary financial information of the Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                                             December 31
                                                                                             -----------
                           Assets                                                         2007         2006
                           ------                                                         ----         ----
Cash and equivalents                                                                   $    1,041       66,321
Receivable from affiliates                                                              1,056,840      958,074
Accrued interest receivable                                                                84,504           --
Other assets                                                                               20,661       42,653
                                                                                       ----------   ----------
                           Total assets                                                $1,163,046    1,067,048
                                                                                       ==========   ==========
         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Accounts payable and accrued expenses                                                 33,050        7,954
     Payables to affiliates                                                                74,010           --
                                                                                       ----------   ----------
                           Total liabilities                                              107,060        7,954
                                                                                       ----------   ----------
Partners' Equity:
     The Partnership                                                                      527,993      529,547
     RPILP - VI A                                                                         527,993      529,547
                                                                                       ----------   ----------
                           Total partners' equity                                       1,055,986    1,059,094
                                                                                       ----------   ----------
                           Total liabilities and partners' equity                      $1,163,046    1,067,048
                                                                                       ==========   ==========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(4)  Investments in Unconsolidated Joint Ventures, Continued
------------------------------------------------------------

                              Operating Information
                              ---------------------

                                                                                      Years ended December 31,
                                                                                      ------------------------
                                                                            2007                  2006            2005
                                                                            ----                  ----            ----
Income:
     Rental                                                              $       --                548,533       988,564
     Interest                                                                84,504                     --            --
     Other                                                                    6,785                  8,002         5,215
                                                                         ----------             ----------    ----------

                           Total income                                      91,289                556,535       993,779
                                                                         ----------             ----------    ----------
Expenses:
     Property operations                                                      7,084                250,284       201,853
     Interest                                                                   207                427,358       404,365
     Administrative:
         Affiliates                                                           5,117                 27,195        56,845
         Other                                                               81,989                 76,621        23,706
      Write off deferred mortgage costs                                          --                169,485            --
                                                                         ----------             ----------    ----------

                           Total expenses                                    94,397                950,943       686,769
                                                                         ----------             ----------    ----------

                           Net income (loss) before gain
                           on sale of property and
                           equipment                                         (3,108)              (394,408)      307,010

Equity interest in gain on sale                                                  --              3,465,517            --
                                                                         ----------             ----------    ----------

                           Net income (loss)                             $   (3,108)             3,071,109       307,010
                                                                         ==========             ==========    ==========

Allocation of net income before gain on sale of property:
     The Partnership                                                         (1,554)              (197,204)      153,505
     RPILP - VI A                                                            (1,554)              (197,204)      153,505
                                                                         ----------             ----------    ----------

                           Total                                         $   (3,108)              (394,408)      307,010
                                                                         ==========             ==========    ==========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(4)  Investments in Unconsolidated Joint Ventures, Continued
------------------------------------------------------------

     A reconciliation of the Partnership's investment in Research Triangle Industrial Park Joint Venture is as follows:

                                                               2007                   2006          2005
                                                            ----------             ----------    ----------
     Losses in excess of investment at
       beginning of year                                    $  529,547               (906,592)   (1,060,097)
     Allocated net income (loss)                                (1,554)              (197,204)      153,505
     Equity interest in gain on sale                                --              1,633,343            --
                                                            ----------             ----------    ----------
     Equity interest (loss) in excess of investment
       at end of year                                       $  527,993                529,547      (906,592)
                                                            ==========             ==========    ==========

     In 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. In 2001, a portion of the land was sold for a gain of $180,199. The Partnership's remaining investment in the land amounted to $108,997 at December 31, 2005. In July 2006, the land was sold for a purchase price of $1,371,704. The Partnership received a distribution in the amount of $711,314 related to the sale of the land. There are two purchase money notes totaling $143,312. The Partnership's basis in the investment in the land has been adjusted to approximately 67% of the remaining partner's equity, which amounted to $106,054 and $97,625 at December 31, 2007 and 2006, respectively.

(5)  Related Party Transactions
-------------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(5)  Related Party Transactions, Continued
------------------------------------------

                                                                      2007              2006              2005
                                                                      ----              ----              ----
         Property management fees based on a percent-
              age (generally 5%) of the rental income              $   51,384           38,707            44,142

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, supplies,
              professional fees, communications,
              accounting, printing, postage and other items           102,912           93,805            80,543
                                                                   ----------         --------          --------
                                                                   $  154,296          132,512           124,685
                                                                   ==========         ========          ========

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from affiliated parties are payable on demand and bear interest at 8% in 2007, 2006 and 2005.

     Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated at 1% of the mortgage loan amounts. No such fees were paid during the years ended December 31, 2007, 2006 and 2005.

     Memorandum of Understanding
     ---------------------------

     The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (know as Research Triangle Industrial Park West). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

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

(6)  Leases
-----------

     In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 5 years. Future rentals to be received on non-cancelable operating leases with terms of more than one year are as follows:

                           2008                              $ 316,614
                           2009                                 73,724
                           2010                                 60,428
                           2011                                 42,827
                           2012                                 37,238
                                                             ---------
                                                               530,831
                                                             =========

(7)  Settlement of Lawsuit
--------------------------

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

                                                            Schedule III, Cont.
                                                            -------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                        December 31, 2007, 2006 and 2005


(1) Cost for Federal income tax purposes is $4,853,406.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2007, 2006 and 2005 follows:

                                                                               Partnership Properties
                                                                       ------------------------------------
                                                                         2007         2006          2005
                                                                         ----         ----          ----
Balance at beginning of year                                           $4,853,406    4,757,435    4,746,775
Additions                                                                      --       95,971       10,660
                                                                       ----------   ----------   ----------
Balance at end of year                                                 $4,853,406    4,853,406    4,757,435
                                                                       ==========   ==========   ==========

                                                                               Joint Venture Properties
                                                                        -------------------------------------
                                                                         2007           2006           2005
                                                                         ----           ----           ----
Balance at beginning of year                                            $       --    5,770,234     5,770,234
Additions                                                                       --       62,811            --
Dispositions (5)                                                                --   (5,833,045)           --
                                                                        ----------   ----------    ----------
Balance at end of year                                                  $       --           --     5,770,234
                                                                        ==========   ==========    ==========

(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2007, 2006 and 2005 follows:

                                                                               Partnership Properties
                                                                        --------------------------------------
                                                                           2007          2006          2005
                                                                           ----          ----          ----
Balance at beginning and end of year (4)                                 $2,530,690    2,530,690    2,530,690
                                                                         ==========   ==========   ==========

                                                            Schedule III, Cont.
                                                            -------------------


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                        December 31, 2007, 2006 and 2005


                                                                               Joint Venture Properties
                                                                       ---------------------------------------
                                                                           2007          2006          2005
                                                                           ----          ----          ----
Balance at beginning of year (4)                                       $         --    3,794,811     3,794,811
Dispositions (5)                                                                 --   (3,794,811)           --
                                                                       ------------   ----------    ----------

 Balance at end of year                                                $         --           --     3,794,811
                                                                       ============   ==========    ==========

(4) Balance applies entirely to buildings and improvements.

(5) The Research Triangle Joint Venture and Research Triangle Land Joint Venture properties were sold during the 2006 year.

                                                                                                         Schedule III
                                                                                                         ------------
              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                                December 31, 2007


                                  Initial Cost to
                                     Partnership       Cost
                                 -----------------  capitalized
  Property                                          subsequent to                      Buildings and             Accumulated
Description       Encumbrances   Land   Buildings   acquisition   Retirements  Land    improvements   Total     depreciation*
-----------       ------------   ----   ---------   ------------- -----------  ----    -------------  -----     ------------
Northwind
Office Park
E. Lansing, MI    $      --    460,515    3,415,895       919,030          --  460,515   4,334,925     4,795,440    2,530,690
                  =========  =========  ===========   ===========  ========== ========   =========   ===========  ===========
Research
Triangle JV
Raleigh, NC              --    750,612    4,920,738       336,053  (6,007,403)      --          --            --    3,794,811

Research Triangle
Land JV
Raleigh, NC              --    412,500           --        20,484    (432,984)      --          --            --           --
                  ---------  ---------  -----------   -----------  ---------- --------   ---------   -----------   ----------
                 $       --  1,163,112    4,920,738       356,537  (6,440,387)      --          --            --    3,794,811
                 ==========  =========  ===========   ===========  ========== ========   =========   ===========   ==========

                                          Date
                                           of         Date     Date
                         Retirements  construction  acquired   sold
                         -----------  ------------  --------   ----
Northwind
Office Park
E. Lansing, MI                   --       1973       12/83       N/A
                         ==========       ====       =====       ===
Research
Triangle JV
Raleigh, NC              (3,794,811)      1983       12/83     12/06

Research Triangle
Land JV
Raleigh, NC                      --         --        8/92      7/06
                         ----------        ===        ====     =====
                         (3,794,811)
                         ==========

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period January 1, 2001 through December 31, 2007.