Form 10-Q
period 2008-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2008-05-15
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

                                       or

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

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------
                                               Condensed Balance Sheets
                                               ------------------------

                                                                                    (Unaudited)
                                                                                     March 31,          December 31,
                                                                                        2008                2007
                                                                                   ---------------     ---------------
                    Assets
-----------------------------------------------
Property and equipment, all held for sale                                          $    4,863,356           4,863,356
Less accumulated depreciation                                                          (2,531,480)         (2,531,480)
                                                                                   ---------------     ---------------
                                                                                        2,331,876           2,331,876
Equity interest in unconsolidated joint
      ventures in excess of investment                                                    624,980             634,047
Cash and equivalents                                                                      734,755             752,241
Accounts receivable                                                                        16,577               8,856
Receivable from affiliates                                                                 59,550              59,550
Other assets                                                                              150,992             126,101
                                                                                   ---------------     ---------------
     Total assets                                                                  $    3,918,730           3,912,671
                                                                                   ===============     ===============

       Liabilities and Partners' Equity
------------------------------------------------
Accounts payable and accrued expenses                                                      39,777              30,806
Other liabilities                                                                          43,681              44,455
Partners' equity                                                                        3,835,272           3,837,410
                                                                                   ---------------     ---------------
     Total liabilities and partners' equity                                        $    3,918,730           3,912,671
                                                                                   ===============     ===============

                                         Condensed Statements of Operations
                                         ----------------------------------
                                                     (Unaudited)
                                                                                     Three months ended March 31,
                                                                                  ------------------------------------
                                                                                       2008                 2007
                                                                                  ----------------     ---------------
Rental income                                                                     $       212,519             196,799
Other income                                                                                  482                 665
                                                                                  ---------------      ---------------
     Total income                                                                         213,001             197,464
                                                                                  ----------------     ---------------
Property operating costs                                                                  143,725             155,582
Administrative expense - affiliates                                                        32,653              42,560
Other administrative expense                                                               29,694              39,488
                                                                                  ----------------     ---------------
     Total expenses                                                                       206,072             237,630
                                                                                  ----------------     ---------------
Income (loss) before equity in earnings of joint venture                                    6,929             (40,166)
Equity in earnings (loss) of joint venture                                                 (9,067)              5,734
                                                                                  ----------------     ---------------
     Net loss                                                                     $        (2,138)            (34,432)
                                                                                  ================     ===============
Net loss per limited partnership unit                                             $         (2.07)              (3.34)
                                                                                  ================     ===============
Weighted average limited partnership units outstanding                                     10,000              10,000
                                                                                  ================     ===============

                                         Condensed Statements of Cash Flows
                                         ----------------------------------
                                                     (Unaudited)
                                                                                      Three months ended March 31,
                                                                                   -----------------------------------
                                                                                        2008                2007
                                                                                   ---------------     ---------------
Cash used by:
Operating activities:
     Net loss                                                                      $       (2,138)            (34,432)
     Adjustments:
          Equity interest in joint ventures                                                 9,067               1,032
          Other, principally changes in other assets and liabilities                      (24,415)            (21,254)
                                                                                   ---------------     ---------------
               Net cash used by operating activities                                      (17,486)            (54,654)
Cash and equivalents at beginning of period                                               752,241             775,650
                                                                                   ---------------     ---------------
Cash and equivalents at end of period                                              $      734,755             720,996
                                                                                   ===============     ===============

                          Notes to Financial Statements
                   Three months ended March 31, 2008 and 2007
                                   (Unaudited)

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

Basis of Presentation
---------------------
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2007 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------
At March 31, 2008, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in a joint venture. It had a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI
A), an entity affiliated through common general partners.

The Partnership's property is being actively marketed for sale and therefore, is not being depreciated. Depreciation expense not recorded during the three month periods ended March 31, 2008 and 2007 was approximately $42,000.

Subsequent Event
----------------

On May 6, 2008, an unrelated third party filed a tender offer with the Securities Exchange Commission under Schedule TO to purchase 9,481.5 units of limited partnership interest of the Partnership. Refer to the filing for additional information.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. This property was sold in December 2006. Summary financial information of the Venture follows:

                                              Balance Sheet Information
                                              -------------------------
                                                                                March 31,             December 31,
       Assets:                                                                    2008                     2007
                                                                             ----------------         ---------------
            Cash and equivalents                                             $           772                   1,041
            Receivable from affiliates                                             1,056,840               1,056,840
            Accrued interest receivable                                              105,630                  84,504
            Other assets                                                              20,661                  20,661
                                                                             ----------------         ---------------
                                   Total assets                              $     1,183,903               1,163,046
                                                                             ================         ===============

       Liabilities:
            Accounts payable and accrued expenses                                     54,189                  33,050
            Payable to affiliates                                                     91,862                  74,010
                                                                             ----------------         ---------------
                                   Total liabilities                                 146,051                 107,060
                                                                             ----------------         ---------------
       Partners' equity:
            The Partnership                                                          518,926                 527,993
            RPILP - VI A                                                             518,926                 527,993
                                                                             ----------------         ---------------
                                                                                   1,037,852               1,055,986
                                                                             ----------------         ---------------
            Total liabilities and partners' equity                           $     1,183,903               1,163,046
                                                                             ================         ===============

                                                Operating Information
                                                ---------------------
                                                                                  Three months ended March 31,
                                                                             ----------------------------------------
                                                                                  2008                     2007
                                                                             ----------------         ---------------
       Interest income                                                                21,126                  21,126
       Other                                                                               -                   6,785
                                                                             ----------------         ---------------
            Total income                                                              21,126                  27,911
                                                                             ----------------         ---------------
       Property operating costs                                                            -                   1,594
       Interest                                                                          252                     239
       Administrative                                                                 39,008                  14,610
                                                                             ----------------         ---------------
            Total expenses                                                            39,260                  16,443
                                                                             ----------------         ---------------
            Net income (loss)                                                $       (18,134)                 11,468
                                                                             ================         ===============

       Allocation of net income (loss):
            The Partnership                                                           (9,067)                  5,734
            RPILP - VI A                                                              (9,067)                  5,734
                                                                             ----------------         ---------------
                                                                             $       (18,134)                 11,468
                                                                             ================         ===============

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $17,000 and $54,000 during the first three month period ended March 31, 2008 and 2007, respectively. The Partnership made no distributions to limited partners in the first quarter of 2008 and 2007. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first three months of 2007, the Partnership's income, excluding equity in earnings (loss) from joint venture, increased approximately $47,000 from a net loss of $40,000 in 2007 to a net gain of $7,000 in 2008.

Total expenses decreased approximately $32,000. Property operations decreased approximately $12,000 primarily due to $10,000 in carpeting replacement, painting, and repairs made during the three months ended March 31, 2007 . Other administrative expense decreased approximately $10,000 due to a decrease in payroll expense and contracted services. Administrative expense to affiliates decreased approximately $10,000 due to a decrease in management fees and portfolio reimbursed expense.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2007.

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


              May 15, 2008                      /s/ Joseph M. Jayson
              ------------                      ------------------------------
                  Date                          Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer