Form 10-Q
period 2008-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2008-08-14
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2008

                                       or

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

Condensed Balance Sheets
------------------------
                                                                (Unaudited)
                                                                  June 30,              December 31,
                                                                    2008                    2007
                                                                    ----                    ----
                          Assets
                          ------
Property and equipment, all held for sale                       $  4,863,356               4,863,356
Less accumulated depreciation                                     (2,531,480)             (2,531,480)

                                                                   2,331,876               2,331,876

Equity interest (loss) in unconsolidated
joint ventures in excess of investment                               566,953                 634,047
Cash and equivalents                                                 707,407                 752,241
Accounts receivable                                                   10,575                   8,856
Receivable from affiliates                                            59,550                  59,550
Other assets                                                         178,337                 126,101
                                                                ------------               ---------

     Total assets                                               $  3,854,698               3,912,671
                                                                ============               =========

             Liabilities and Partners' Equity
             --------------------------------
Accounts payable and accrued expenses                                 58,265                  30,806
Other liabilities                                                     42,189                  44,455
Partners' equity                                                   3,754,244               3,837,410
                                                                ------------               ---------

     Total liabilities and partners' equity                     $  3,854,698               3,912,671
                                                                ============               =========

                       Condensed Statements of Operations
                       ----------------------------------
                                   (Unaudited)

                                                        Three months ended June 30,          Six months ended June 30,
                                                        ---------------------------          -------------------------
                                                           2008              2007              2008              2007
                                                           ----              ----              ----              ----
Rental income                                            $ 212,943           221,950           425,462           418,749
Other income                                                   384               567               866             1,232
                                                         ---------         ---------        ----------       -----------

    Total income                                           213,327           222,517           426,328           419,981
                                                         ---------         ---------        ----------       -----------

Property operating costs                                   165,943           116,993           309,668           272,575
Administrative expense - affiliates                         29,638            45,591            62,291            88,151
Other administrative expense                                40,747            16,748            70,441            56,236
                                                         ---------         ---------        ----------       -----------
    Total expenses                                         236,328           179,332           442,400           416,962
                                                         ---------         ---------        ----------       -----------

Income before equity in earnings of
joint ventures                                             (23,001)           43,185           (16,072)            3,019
Equity in earnings of joint ventures                       (58,027)            4,773           (67,094)           10,507
                                                         ---------         ---------        ----------       -----------

    Net income                                           $ (81,028)           47,958           (83,166)           13,526
                                                         =========         =========        ==========       ===========

Net income per limited partnership unit                  $   (7.86)             4.65             (8.07)             1.31
                                                         =========         =========        ==========       ===========
Weighted average limited partnership units
  outstanding                                            $  10,000            10,000            10,000            10,000
                                                         =========         =========        ==========       ===========

                       Condensed Statements of Cash Flows
                       ----------------------------------
                                   (Unaudited)

                                                                                           Six months ended June 30,
                                                                                           -------------------------
                                                                                            2008              2007
                                                                                            ----              ----
Cash used in:
Operating activities:
   Net income                                                                             $ (83,166)           13,526
   Adjustments:
     Equity in earnings of joint ventures                                                    67,094           (10,507)
     Other, principally changes in other assets and liabilities                             (28,762)          (14,154)
                                                                                          ----------        ----------

   Net cash used in operating activities                                                    (44,834)          (11,135)
                                                                                          ----------        ----------

Net decrease in cash and equivalents                                                        (44,834)          (11,135)

Cash and equivalents at beginning of period                                                 752,241           775,650
                                                                                          ----------        ----------

Cash and equivalents at end of period                                                     $ 707,407           764,515
                                                                                          =========         =========

                          Notes to Financial Statements
                     Six months ended June 30, 2008 and 2007
                                   (Unaudited)

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

Property and Equipment
----------------------

At June 30, 2008, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and six month periods ended June 30, 2008 was approximately $40,000 and $85,000 respectively.

Tender Offer
------------

On May 6, 2008, an unrelated third party filed a tender offer with the Securities Exchange Commission under Schedule TO to purchase 9,481.5 units of limited partnership interest of the Partnership. Refer to the filling for additional information.

Investment in Research Triangle Industrial Park Joint Venture
-------------------------------------------------------------

The Venture owns and operates the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina. Summary financial information of the Venture follows:

                            Balance Sheet Information
                            -------------------------

                                                            June 30,          December 31,
                                                              2008                2007
                                                              ----                ----
Assets:
    Cash and equivalents                                  $      4,077              1,041
    Receivable from affiliates                                 996,840          1,056,840
    Accrued interest receivable                                126,756             84,504
    Other assets                                                20,661             20,661
                                                          ------------        -----------

      Total assets                                        $  1,148,334          1,163,046
                                                          ============        ===========

Liabilities:
    Accounts payable and accrued expenses                       69,681             33,050
    Payable to affiliates                                      156,853             74,010
                                                          ------------        -----------

      Total liabilities                                        226,534            107,060

Partners' equity:
    The Partnership                                            460,900            527,993
    RPILP - VI A                                               460,900            527,993
                                                          ------------        -----------

      Total partners' equity                                   921,800          1,055,986
                                                          ------------        -----------

      Total liabilities and partners' equity              $  1,148,334          1,163,046
                                                          ============        ===========

                                   Operating Information
                                   ---------------------

                                        Three months ended June 30,          Six months ended June 30,
                                        ---------------------------          -------------------------
                                          2008              2007              2008              2007
                                          ----              ----              ----              ----
Interest income                          $  21,126            21,126          42,252            42,252
Other                                            -                15               -             6,800
                                        ----------          --------        --------         ---------

    Total income                            21,126            21,141          42,252            49,052
                                        ----------          --------        --------         ---------
Property operating costs                         -             5,490               -             7,084
Interest                                       263                 -             515               239
Administrative                             136,917             6,105         175,925            20,715
                                        ----------          --------        --------         ---------

    Total expenses                         137,180            11,595         176,440            28,038
                                        ----------          --------        --------         ---------

    Net income                          $ (116,054)            9,546        (134,188)           21,014
                                        ==========          ========        ========         =========
Allocation of net income:
 The Partnership                           (58,027)            4,773         (67,094)           10,507
 RPILP - VI A                              (58,027)            4,773         (67,094)           10,507
                                        ----------          --------        --------         ---------

                                        $ (116,054)            9,546        (134,188)           21,014
                                        ==========          ========        ========         =========

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $45,000 and $11,000 during the first six month period ended June 30, 2008 and 2007, respectively. The Partnership made no distributions to limited partners in the first six months of 2008 and 2007. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first six months of 2007, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $19,000 from a net income of $3,000 in 2007 to a net loss of $16,000 in 2008.

Total expenses increased approximately $25,000. Property operations increased approximately $37,000, primarily due to increased utility and maintenance costs. Other administrative expense increased approximately $14,000 due to an increase in professional fees. Administrative expense to affiliates decreased approximately $26,000 due to a decrease in portfolio management fees.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II


              August 14, 2008                /s/ Joseph M. Jayson
              ---------------                ----------------------------------
                    Date                     Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer