Form 10-Q
period 2008-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2008-11-14
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

                                       or

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

                                              Condensed Balance Sheets
                                              ------------------------

                                                                                   (Unaudited)
                                                                                   September 30,      December 31,
                                                                                       2008               2007
                                                                                  ---------------    -------------
                   Assets
                   ------
Property and equipment, all held for sale                                             $ 4,863,356      4,863,356
Less accumulated depreciation                                                          (2,531,480)    (2,531,480)
                                                                                      -----------    -----------
                                                                                        2,331,876      2,331,876
Equity interest in unconsolidated
      joint ventures in excess of investment                                              359,594        634,047
Cash and equivalents                                                                      446,004        752,241
Accounts receivable                                                                         7,236          8,856
Receivable from affiliates                                                                 59,550         59,550
Other assets                                                                              480,700        126,101
                                                                                      -----------    -----------
     Total assets                                                                     $ 3,684,960      3,912,671
                                                                                      ===========    ===========

      Liabilities and Partners' Equity
      --------------------------------

Accounts payable and accrued expenses                                                      67,039         30,806
Other liabilities                                                                          43,315         44,455
Partners' equity                                                                        3,574,606      3,837,410
                                                                                                     -----------
                                                                                      -----------    -----------
     Total liabilities and partners' equity                                           $ 3,684,960      3,912,671
                                                                                      ===========    ===========

                                                  Condensed Statements of Operations
                                                  ----------------------------------
                                                                (Unaudited)

                                                   Three months ended Sept. 30,   Nine months ended Sept. 30,
                                                 -------------------------------  --------------------------
                                                    2008                2007         2008            2007
                                                 ---------           ---------    ---------        ---------
Rental income                                    $ 219,420             218,691      644,882          637,440

Other income                                           393                 816        1,259            2,048
                                                 ---------           ---------    ---------        ---------
     Total income                                  219,813             219,507      646,141          639,488
                                                 ---------           ---------    ---------        ---------
Property operating costs                           143,347             178,909      453,015          451,484

Administrative expense - affiliates                 29,761              36,185       92,052          124,336
Other administrative expense                        18,984              22,235       89,425           78,471
                                                 ---------           ---------    ---------        ---------
     Total expenses                                192,092             237,329      634,492          654,291
                                                 ---------           ---------    ---------        ---------
Income (loss) before equity in earnings of
     joint ventures                                 27,721             (17,882)      11,649          (14,803)
Equity interest (loss) in earnings of joint
  ventures                                        (207,359)              2,964     (274,453)          13,471
                                                 ---------           ---------    ---------        ---------
     Net loss                                    $(179,638)            (14,858)    (262,804)          (1,332)
                                                 =========           =========    =========        =========

Net income (loss) per limited partnership unit      (17.42)              (1.44)      (25.49)            0.13
                                                 =========           =========    =========        =========
Weighted average limited partnership units
     outstanding                                    10,000              10,000       10,000           10,000
                                                 =========           =========    =========        =========

                                          Condensed Statements of Cash Flows
                                          ----------------------------------
                                                     (Unaudited)
                                                                                 Nine months ended September 30,
                                                                                --------------------------------
                                                                                   2008                  2007
                                                                                ------------          ----------
Cash used in:
Operating activities:
     Net loss                                                                      $(262,804)            (1,332)

     Adjustments:
       Equity in earnings of joint ventures                                          274,453            (13,471)
       Other, principally changes in other assets and liabilities                   (317,886)           (34,761)
                                                                                   ---------          ---------
          Net cash used in operating activities                                      306,237            (49,564)
                                                                                   ---------          ---------
Net decrease in cash and equivalents                                                (306,237)           (49,564)
Cash and equivalents at beginning of period                                          752,241            775,650
                                                                                   ---------          ---------
Cash and equivalents at end of period                                              $ 446,004            726,086
                                                                                   =========          =========

                          Notes to Financial Statements
                  Nine months ended September 30, 2008 and 2007
                                   (Unaudited)

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

Property and Equipment
----------------------

At September 30, 2008, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP
- VI A), an entity affiliated through common general partners.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and nine month periods ended September 30, 2008 was approximately $40,000 and $125,000 respectively. Depreciation expense not recorded during the three and nine month periods ended September 30, 2007 was approximately $43,000 and $128,000, respectively.

Tender Offer
------------

On May 6, 2008, an unrelated third party filed a tender offer with the Securities Exchange Commission under Schedule TO to purchase all units of limited partnership interest of the Partnership. Certain units (10.7%) have been transferred as a result of the TO. Refer to TO related filings for additional information.

                          Notes to Financial Statements
                  Nine months ended September 30, 2008 and 2007
                                   (Unaudited)

Investment in Joint Venture
---------------------------

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture (the Venture) with Realmark Property Investors Limited Partnership - VIA (RPILP - VIA), an entity affiliated through common general partners, owning the other 50%. The Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. Summary financial information of the Venture follows:

                                              Balance Sheet Information
                                              -------------------------
                                                                              September 30,     December 31,
                                                                                  2008              2007
                                                                              ------------      -----------
Assets:
     Cash and equivalents                                                      $    1,767            1,041
     Receivable from affiliates                                                   877,490        1,056,840
     Accrued interest receivable                                                  147,882           84,504
     Other assets                                                                  20,661           20,661
                                                                               ----------       ----------
                      Total assets                                             $1,047,800        1,163,046
                                                                               ==========       ==========

Liabilities:
     Accounts payable and accrued expenses                                        116,642           33,050
     Payable to affiliates                                                        424,078           74,010
                                                                               ----------       ----------
                      Total liabilities                                           540,720          107,060
                                                                               ----------       ----------
Partners' equity:
     The Partnership                                                              253,540          527,993
     RPILP - VI A                                                                 253,540          527,993
                                                                               ----------       ----------
                                                                                  507,080        1,055,986
                                                                               ----------       ----------
                      Total liabilities and partners' equity                   $1,047,800        1,163,046
                                                                               ==========       ==========

                                                Operating Information
                                                ---------------------

                                                  Three months ended September 30,       Nine months ended September 30,
                                                 ----------------------------------     ---------------------------------
                                                      2008                  2007            2008                  2007
                                                  ---------               ---------       ---------             ---------
Interest income                                   $  21,126                  21,126          63,378                63,378
Other                                                    --                      10              --                 6,810
                                                  ---------               ---------       ---------             ---------
     Total income                                    21,126                  21,136          63,378                70,188
                                                  ---------               ---------       ---------             ---------

Property operating costs                                 --                      --              --                 7,084
Interest                                                275                      --             790                   239
Administrative                                      435,569                  15,208         611,494                35,923
                                                  ---------               ---------       ---------             ---------
     Total expenses                                 435,844                  15,208         612,284                43,246
                                                  ---------               ---------       ---------             ---------
     Net income (loss)                            $(414,718)                  5,928        (548,906)               26,942
                                                  =========               =========       =========             =========
Allocation of net income (loss):
     The Partnership                               (207,359)                  2,964        (274,453)               13,471
     RPILP - VI A                                  (207,359)                  2,964        (274,453)               13,471
                                                  ---------               ---------       ---------             ---------
                                                  $(414,718)                  5,928        (548,906)               26,942
                                                  =========               =========       =========             =========

Joint Venture Results of Operations
-----------------------------------

As compared to the first nine months of 2007, the Joint Venture's administrative expenses increased approximately $420,000 due to an increase in professional fees.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $ 306,000 and $50,000 during the first nine month period ended September 30, 2008 and 2007, respectively. The Partnership made no distributions to limited partners in the first nine months of 2008 and 2007. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first nine months of 2007, the Partnership's income, excluding equity in earnings from joint ventures, increased approximately $26,000 from a net loss of $14,803 in 2007 to a net income of $11,649 in 2008.

Total expenses decreased approximately $19,000. Property operations increased approximately $2,000, primarily due to increased utility and maintenance costs. Other administrative expense increased approximately $11,000 due to an increase in professional fees. Administrative expense to affiliates decreased approximately $32,000 due to an decrease in portfolio management fees.

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


              November 14, 2008                  /s/ Joseph M. Jayson
              -----------------                  ------------------------------
                    Date                         Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer