Form 10-K
period 2008-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2009-04-01
CIK 704165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2008

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2008, the Partnership, owned an office complex in Michigan (Northwind Office Park), and is a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina. In July 2006, the land associated with the Research Land Joint Venture was sold to an unaffiliated party. Additionally, in December 2006, the office complex known as Research Triangle in Durham, North Carolina was sold to an unaffiliated party. The only remaining property, Northwind Office Park, is currently being actively marketed for sale.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2008, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2008 were employees of the Corporate General Partner or its affiliates.

         Northwind Office Park represents 100% of the Partnership's revenue generated for the last four years, before the Partnership's equity interest in unconsolidated joint ventures.

         The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park Joint Venture). Realmark Research, LLC (Research), advanced a portion of its sales proceeds up to $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

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

ITEM 2:  PROPERTIES
-------  ----------

         As of December 31, 2008, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. At December 31, 2008, Northwind was 72 % occupied. The 2007 and 2006 year-end occupancy rates were 70% and 71%, respectively. As of December 31, 2008 there is no mortgage loan on the Northwind property.

         The Research Triangle Industrial Park Joint Venture owned an 117,000 square foot office/warehouse distribution building in Raleigh, North Carolina. The property's sole tenant, whose lease expired June 30, 2006, vacated the facility upon expiration of the lease. In December 2006, the property was sold and the first mortgage on the property was paid in full.

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2008, there were 1,026 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2008, 2007 or 2006.

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

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                         At or for the years ended December 31,
                                     --------------------------------------------------------------------------------
                                          2008            2007             2006            2005           2004
                                     --------------------------------------------------------------------------------
Balance sheet data
Net rental property                  $      2,531,480      2,331,876        2,331,876        2,235,905      2,225,245
Total assets                                4,422,918      3,912,671        3,938,170        1,776,248      2,630,322
Partners' equity                            4,333,858      3,837,410        3,831,083        1,628,027      1,560,312
                                     ================================================================================
Operating data
Rental income                                 870,192        837,250          793,915          734,492        848,133
Other income                                    5,509         34,410            6,030            3,013         10,333
                                     --------------------------------------------------------------------------------
Total revenue                                 875,701        871,660          799,945          737,505        858,466
                                     --------------------------------------------------------------------------------
Property operating costs                      583,058        617,846          548,886          573,863        618,302
Interest expense                                                   -                -                -             92
Administrative expenses                       253,403        254,362          218,464          246,659        230,820
                                     --------------------------------------------------------------------------------
Total expenses                                836,461        872,208          767,350          820,522        849,214
                                     --------------------------------------------------------------------------------
Income (loss) before joint venture
 operations and gain on sale of
 property                                     39,240            (548)          32,595          (83,017)         9,252
Equity in earnings of unconsolidated
 joint ventures                              457,208           6,875         (207,541)         150,732         98,238
Gain on sale of property                           -               -        2,378,002                -              -
                                     --------------------------------------------------------------------------------
Net income                                   496,448           6,327        2,203,056           67,715        107,490
                                     ================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                        (404,818)        (23,409)         699,496           15,654        (31,082)
Investing activities                               -               -          (95,971)         (10,660)       (12,920)
Financing activities                               -               -                -                -        (14,418)
                                     --------------------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                           (404,818)        (23,409)         603,525            4,994        (58,420)
                                     ================================================================================
Per limited partnership unit:
Net income                           $         48.16            0.61           189.92             6.57          10.43
                                     ================================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership made no distributions to limited partners in 2008, 2007 or 2006. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
----------------------

         The results of operations of the Partnership, excluding equity in earnings from joint ventures for the year ended December 31, 2008, produced a net gain of $39,240. The results compare to a net loss of $548 in 2007 and a net gain of $32,595 in 2006.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2008 as compared to 2007
------------------------

         Rental Income increased approximately $33,000 due to an increase in monthly rents. Interest and other income decreased approximately $29,000 due to a decrease in miscellaneous income such as early termination fees, damage charges, furniture rental and late charges.

Total expenses decreased approximately 4% for the year ended December 31, 2008. Property operations decreased approximately $35,000 due to an decrease in repairs and maintenance of $26,000, utilities of $3,000, payroll and employee benefits of $26,000, and leasing services of $9,000, offset with an increase of insurance of $2,000, property taxes of $11,000 and bad debt expense of $16,000. Administrative expense to affiliated parties decreased approximately $36,000 due to a decrease in portfolio management fees of approximately $39,000, offset by an increase on management fees of $3,000. Other administrative expenses increased approximately $35,000 due to an increase in professional fees of approximately $33,000, and a increase in other administrative expense of $2,000.

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

Joint Venture
-------------

         The Joint Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. In 2008, the Joint Venture recorded interest income of approximately $84,000 due to an advance of funds to an affiliated party in December 2006. Total expenses increased from approximately $82,000 in 2007 to $730,000 in 2008 mainly due to legal and professional fees in regards to a lawsuit. The Joint Venture has been involved in a lawsuit against a former Research Triangle Park West tenant to recover funds, and in 2008, the matter has been resolved.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None.

ITEM 9A: CONTROLS AND PROCEDURES
-------- -----------------------

         The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Individual General Partner and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Partnership's Individual General Partner and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership's disclosure controls and procedures to cause them to become effective.

         Management's Annual Report on Internal Control over Financial Reporting. Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership's internal control over financial reporting based on the framework and criteria established in Internal Control -Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership's internal control over financial reporting was not effective as of December 31, 2008.

         The Partnership's small size and limited financial resources, there is a limited number of persons, including the Individual General Partner and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties constitutes a material weakness in financial reporting. At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate.

         Our management, including the Individual General Partner and Principal Financial Officer, does not expect that the Partnership's internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls, can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

         This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management's report in this annual report.

ITEM 9B: OTHER INFORMATION
-------- -----------------

         None.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2008, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 70, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson has been in the real estate business for the last 46 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 46 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 27 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 68, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 37 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
---------------

         The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Duane Neyman, CPA.

Audit Committee Financial Expert
--------------------------------

         The Directors and Executive Officers of the Corporate General Partner have determined that Duane Neyman, CPA is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Neyman is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel. Mr. Neyman is not independent as a result of being a former employee of an affiliate of the Corporate General Partner.

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

         Realmark Property Investors Limited Partnership - II
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2008. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 912 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2008. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2008, owned 8 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Rotenberg & Co., L.L.P. was engaged as the Partnership's independent auditor for the year 2008 and 2007. All fees incurred for the years ended December 31, 2008 and 2007 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statement included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Rotenberg & Co. for the years ended December 31, 2008 and 2007 amounted to $16,975 and $25,000, respectively.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the year ended December 31, 2008 and 2007. The fees for the services amounted to $8,550 and $7,985 for the years ended December 31, 2008 and 2007, respectively.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2008 were pre-approved by the Audit Committee.

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

         The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2008 and 2007, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examinations, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2008.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES
-------- ---------------------------------------------

(a)      Consolidated Financial Statements                                             Page
---      ---------------------------------                                             ----

         Independent Auditors' Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2008 and 2007                   F-2
         Consolidated Statements of Operations for the years ended
            December 31, 2008, 2007 and 2006                                            F-3
         Consolidated Statements of Partners' Equity for the years
            ended December 31, 2008, 2007 and 2006                                      F-4
         Consolidated Statements of Cash Flows for the years ended
            December 31, 2008, 2007 and 2006                                            F-5
         Notes to Consolidated Financial Statements                                     F-6

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i) Schedule III - Real Estate and Accumulated Depreciation                   F-15

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Exhibits
---      --------

         2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

            (a) Stipulation of Settlement Agreement dated August 29, 2001 is incorporated herein by reference.

            (b) Order and Final Judgment Approving Settlement and Awarding Fees and Expenses dated November 29, 2001 are incorporated herein by reference.

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

By:      /s/Joseph M. Jayson                              March 31, 2009
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

         /s/ Joseph M. Jayson                             March 31, 2009
         --------------------                             --------------
         JOSEPH M. JAYSON,                                      Date
         President, Treasurer and Director

         /s/ Judith P. Jayson                             March 31, 2009
         --------------------                             --------------
         JUDITH P. JAYSON,                                      Date
         Vice President and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Realmark Property Investors Limited Partnership - II
Getzville, New York


         We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - II ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years ending December 31, 2008. Our audit also included the 2008 financial statement schedule in the index at item 15. Realmark Property Investors Limited Partnership - II's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years ending December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2008 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Rotenberg & Co., LLP
------------------------
    Rotenberg & Co., LLP

Rochester, New York
March 31, 2009

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                           Consolidated Balance Sheets
                           December 31, 2008 and 2007


                           Assets                                                        2008              2007
                           ------                                                        ----              ----
Property and equipment, at cost, all held for sale:
     Land                                                                          $      518,481           518,481
     Buildings and improvements                                                         4,334,925         4,334,925
     Furniture and equipment                                                                9,950             9,950
                                                                                   --------------      ------------

                                                                                        4,863,356         4,863,356
     Less accumulated depreciation                                                     (2,531,480)       (2,531,480)
                                                                                   --------------      ------------

                           Net property and equipment                                   2,331,876         2,331,876

Equity interest in unconsolidated
     joint ventures in excess of investment                                             1,091,255           634,047
Cash and equivalents                                                                      347,423           752,241
Accounts receivable                                                                        10,402             8,856
Receivables from affiliates                                                               604,589            59,550
Other assets                                                                               37,373           126,101
                                                                                   --------------      ------------

                           Total assets                                            $    4,422,918         3,912,671
                                                                                   ==============      ============

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Accounts payable and accrued expenses                                                 11,632            30,806
     Security deposits and prepaid rents                                                   77,428            44,455
                                                                                   --------------      ------------

                           Total liabilities                                               89,060            75,261
                                                                                   --------------      ------------

Partners' equity:
     General partners                                                                     690,298           675,405
     Limited partners                                                                   3,643,560         3,162,005
                                                                                   --------------      ------------

                           Total partners' equity                                       4,333,858         3,837,410
                                                                                   --------------      ------------

                           Total liabilities and partners' equity                  $    4,422,918         3,912,671
                                                                                   ==============      ============

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                      Consolidated Statements of Operations
                  Years ended December 31, 2008, 2007 and 2006



                                                                          2008             2007              2006
                                                                          ----             ----              ----
Income:
     Rental                                                        $       870,192           837,250            793,915
     Interest and other                                                      5,509            34,410              6,030
                                                                   ---------------   ---------------    ---------------

                           Total income                                    875,701           871,660            799,945
                                                                   ---------------   ---------------    ---------------
Expenses:
     Property operations                                                   583,058           617,846            548,886
     Administrative:
         Affiliates                                                        118,430           154,296            132,512
         Other                                                             134,973           100,066             85,952
                                                                   ---------------   ---------------    ---------------

                           Total expenses                                  836,461           872,208            767,350
                                                                   ---------------   ---------------    ---------------

Income (loss) before equity in earnings of
     unconsolidated joint ventures                                          39,240              (548)            32,595

Equity interest in sale of property                                             --                --          2,378,002

Equity (deficit) in earnings of unconsolidated
              joint ventures                                               457,208             6,875           (207,541)
                                                                   ---------------   ---------------    ---------------

                           Net income                              $       496,448             6,327          2,203,056
                                                                   ===============   ===============    ===============

Net income per limited partnership unit                            $         48.16              0.61             189.92
                                                                   ===============   ===============    ===============
Weighted average number of limited partnership
     units outstanding                                                      10,000            10,000             10,000
                                                                   ===============   ===============    ===============










See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2008, 2007 and 2006





                                              General        Limited Partners
                                              Partners       Units     Amount
                                              --------       -----     ------
Balances at December 31, 2005                 $ 371,323      10,000   1,256,704

Net income                                      303,892          --   1,899,164
                                              ---------   ---------   ---------

Balances at December 31, 2006                   675,215      10,000   3,155,868

Net income                                          190          --       6,137
                                              ---------   ---------   ---------

Balances at December 31, 2007                   675,405      10,000   3,162,005

Net income                                       14,893          --     481,555
                                              ---------   ---------   ---------

Balances at December 31, 2008                 $ 690,298      10,000   3,643,560
                                              =========   =========   =========



























See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2008, 2007 and 2006



                                                                          2008           2007          2006
                                                                          ----           ----          ----
Cash flows from operating activities:
     Net income                                                        $  496,448         6,327     2,203,056
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
              Amortization                                                     --            --         3,331
              Equity in earnings of joint ventures                       (457,208)       (6,875)   (1,417,997)
              Changes in:
                  Accounts receivable                                       6,883        25,451        12,903
                  Receivables from affiliates                                  --            --        47,084
                  Other assets                                           (456,311)      (16,486)     (100,981)
                  Accounts payable and accrued expenses                   (19,174)      (29,416)      (43,985)
                  Security deposits and prepaid rents                      24,544        (2,410)       (3,915)
                                                                       ----------    ----------    ----------
                           Net cash provided by (used in)
                               operating activities                      (404,818)      (23,409)      699,496

Cash flows from investing activities -
     additions to property and equipment                                       --            --       (95,971)
                                                                       ----------    ----------    ----------

Net increase (decrease) in cash and equivalents                          (404,818)      (23,409)      603,525

Cash and equivalents at beginning of year                                 752,241       775,650       172,125
                                                                       ----------    ----------    ----------

Cash and equivalents at end of year                                    $  347,423       752,241       775,650
                                                                       ==========    ==========    ==========
Supplemental disclosure of cash flow information -
      cash paid for interest                                           $       --            --            --
                                                                       ==========    ==========    ==========

















See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                   Notes to Consolidated Financial Statements
                        December 31, 2008, 2007 and 2006

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

(2)  Summary of Significant Accounting Policies
---  ------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its subsidiary, Realmark/Foxhunt Limited Partnership, a dormant company. The Partnership owns Northwind Office Park.

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

     (c) Property and Equipment
     --------------------------

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, from 5 to 25 years. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

         The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                   Notes to Consolidated Financial Statements

(2)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (c) Property and Equipment, Continued
     -------------------------------------

         the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2008, no impairment in value has been recognized.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale of disposition" are no longer depreciated. All the properties were held for sale in 2008, 2007, and 2006. Results of operations for property actively marketed for sale is recorded in continuing operations.

     (d) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity period of three months or less.

     (e) Concentration of Credit Risk
     --------------------------------

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

     (f) Unconsolidated Joint Ventures
     ---------------------------------

         The Partnership's investment in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture are unconsolidated joint ventures, which are accounted for on the equity method. These joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the majority owner.

     (g) Rental Income
     -----------------

         Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II Notes to Consolidated Financial Statements, Continued

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

     (i) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2008.

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

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 7), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2008, 2007, or 2006.

     (k) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2008, net assets for financial reporting purposes were $580,988 less than the tax basis of the net assets.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II Notes to Consolidated Financial Statements, Continued

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

     (m) Recent Pronouncements
     -------------------------

         The Partnership does not believe that the following recent pronouncements have a material effect on its financial position, results of operations or cash flows:

         o FIN 48, "Accounting for Uncertainly in Income Taxes - an Interpretation of FASB Statement No. 109."
         o Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements."
         o Statement of Financial Accounting Standard ("SFAS") No. 159, "Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115."
         o Statement of Financial Accounting Standard ("SFAS") No. 141 (R), "Business Combinations."
         o Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51."
         o Statement of Financial Accounting Standard ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133."
         o Statement of Financial Accountant Standard ("SFAS") N0. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60."

     (3)  Investments in Real Estate
     ---  --------------------------

         Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park. The carrying value of the assets of Northwind Office Park was $2,331,876 at December 31, 2008 and 2007 and the property generated net income of $39,240 for the year then ended.

         Depreciation expense not recorded on Northwind Office Park amounted to $99,684, $171,716 and $219,000 for the years ended December 31, 2008,
         2007 and 2006, respectively.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II Notes to Consolidated Financial Statements, Continued

 (4) Investments in Unconsolidated Joint Ventures
 ------------------------------------------------

      The Partnership has a 50% interest in a Joint Venture with Realmark Property Investors Limited Partnership-VIA (RPILP-VIA), an entity affiliated through common general partners. The Joint Venture owned and operated the Research Triangle Industrial Park Joint Venture, an office/warehouse complex located in Durham, North Carolina. The Joint Venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP-VIA.

      Summary financial information of the Joint Venture follows:

                            Balance Sheet Information
                            -------------------------
                                                                                          December 31
                                                                                          -----------
                           Assets                                                      2008          2007
                           ------                                                      ----          ----
Cash and equivalents                                                                 $1,471,582        1,041
Receivable from affiliates                                                              912,490    1,056,840
Accrued interest receivable                                                             169,008       84,504
Other assets                                                                                 --       20,661
                                                                                     ----------   ----------

                           Total assets                                              $2,553,080    1,163,046
                                                                                     ==========   ==========


         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Accounts payable and accrued expenses                                               25,030       33,050
     Payables to affiliates                                                             557,648       74,010
                                                                                     ----------   ----------

                           Total liabilities                                            582,678      107,060
                                                                                     ----------   ----------

Partners' Equity:
     The Partnership                                                                    985,201      527,993
     RPILP - VI A                                                                       985,201      527,993
                                                                                     ----------   ----------

                           Total partners' equity                                     1,970,402    1,055,986
                                                                                     ----------   ----------

                           Total liabilities and partners' equity                    $2,553,080    1,163,046
                                                                                     ==========   ==========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                   Notes to Consolidated Financial Statements

(4)  Investments in Unconsolidated Joint Ventures, Continued
---  -------------------------------------------------------

                              Operating Information
                              ---------------------
                                                                  Years ended December 31,
                                                                  ------------------------
                                                              2008         2007           2006
                                                              ----         ----           ----
Income:
     Rental                                                 $                    --       548,533
     Interest                                                   84,504       84,504            --
     Other                                                   1,654,339        6,785         8,002
                                                            ----------   ----------    ----------

                           Total income                      1,738,843       91,289       556,535
                                                            ----------   ----------    ----------
Expenses:
     Property operations                                            --        7,084       250,284
     Interest                                                    1,071          207       427,358
     Administrative:
         Affiliates                                             93,092        5,117        27,195
         Other                                                 730,264       81,989        76,621
     Write off deferred mortgage costs                              --           --       169,485
                                                            ----------   ----------    ----------

                           Total expenses                      824,427       94,397       950,943
                                                            ----------   ----------    ----------

                           Net income (loss) before gain
                           on sale of property and
                           equipment                           914,416       (3,108)     (394,408)

Equity interest in gain on sale                                     --           --     3,465,517
                                                            ----------   ----------    ----------

                           Net income (loss)                $  914,416       (3,108)    3,071,109
                                                            ==========   ==========    ==========

Allocation of net income before gain on sale of property:
     The Partnership                                           457,208       (1,554)     (197,204)
     RPILP - VI A                                              457,208       (1,554)     (197,204)
                                                            ----------   ----------    ----------

                           Total                            $  914,416       (3,108)     (394,408)
                                                            ==========   ==========    ==========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                   Notes to Consolidated Financial Statements

(4)  Investments in Unconsolidated Joint Ventures, Continued
---  -------------------------------------------------------

     A reconciliation of the Partnership's investment in Research Triangle Industrial Park Joint Venture is as follows:

                                                                 2008         2007          2006
                                                                 ----         ----          ----
Income (losses) in excess of investment at
    beginning of year                                         $  527,993      529,547      (906,592)
Allocated net income (loss)                                      457,208       (1,554)     (197,204)
Equity interest in gain on sale                                       --           --     1,633,343
                                                              ----------   ----------    ----------
Equity interest in excess of investment
    at end of year                                            $  985,201      527,993       529,547
                                                              ==========   ==========    ==========

     In 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. In 2001, a portion of the land was sold for a gain of $180,199. The Partnership's remaining investment in the land amounted to $108,997 at December 31, 2005. In July 2006, the land was sold for a purchase price of $1,371,704. The Partnership received a distribution in the amount of $711,314 related to the sale of the land. There are two purchase money notes totaling $143,312. The Partnership's basis in the investment in the land has been adjusted to approximately 67% of the remaining partner's equity, which amounted to $106,054 at December 31, 2008 and 2007.

(5)  Related Party Transactions
---  --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                   Notes to Consolidated Financial Statements

(5)  Related Party Transactions, Continued
---  -------------------------------------
                                                                      2008             2007              2006
                                                                      ----             ----              ----
         Property management fees based on a percent-
              age (generally 5%) of the rental income              $   54,424          51,384            38,707

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, supplies, professional
              fees, communications, accounting, printing,
              postage and other items                                  64,006         102,912            93,805
                                                                   ----------        --------          --------
                                                                   $  118,430         154,296           132,512
                                                                   ==========        ========          ========

      In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from affiliated parties are payable on demand and bear interest at 8% in 2008, 2007 and 2006.

      Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated at 1% of the mortgage loan amounts. No such fees were paid during the years ended December 31, 2008, 2007 and 2006.

      Memorandum of Understanding
      ---------------------------

      The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (know as Research Triangle Industrial Park Joint Venture). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                   Notes to Consolidated Financial Statements

(6)  Leases
---  ------

      In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 5 years. Future rentals to be received on non-cancelable operating leases with terms of more than one year are as follows:

                           2009                           $   342,977
                           2010                               155,133
                           2011                                53,169
                           2012                                37,430
                           2013                                 9,774
                                                          -----------
                                                              598,483
                                                          ===========
(7)  Settlement of Lawsuit
---  ---------------------

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

                                                                                                        Schedule III
                                                                                                        ------------
             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                                December 31, 2008


                                  Initial Cost to         Cost
                                     Partnership       capitalized
  Property                       -------------------   subsequent to                        Buildings and
 Description     Encumbrances    Land      Buildings   acquisition   Retirements   Land      improvements   Total
 -----------     ------------    ----      ---------   -----------   -----------   ----      ------------   -----
Northwind
Office Park
E. Lansing, MI      $ -         518,481   3,415,895      919,030            -     518,481      4,334,925   4,853,406
                    ===         =======   =========      =======   ==========     =======      =========   =========

Research
Triangle JV
Raleigh, NC           -         750,612   4,920,738      336,053   (6,007,403)          -              -           -

Research Triangle
Land JV
Raleigh, NC           -         412,500           -       20,484     (432,984)          -              -           -
                    ---       ---------   ---------      -------   ----------     -------      ---------   ---------
                    $ -       1,163,112   4,920,738      356,537   (6,440,387)          -              -           -
                    ===       =========   =========      =======   ==========     =======      =========   =========

(RESTUBBED TABLE)

                                                     Date
                     Accumulated                      of          Date        Date
                     depreciation*  Retirements   construction   acquired     sold
                     -------------  -----------   ------------   --------     ----
Northwind
Office Park
E. Lansing, MI         2,531,480              -       1973        12/83         N/A
                       =========     ==========       ====        =====       =====

Research
Triangle JV
Raleigh, NC            3,794,811     (3,794,811)      1983        12/83       12/06

Research Triangle
Land JV
Raleigh, NC                    -              -          -         8/92        7/06
                       ---------     ----------
                       3,794,811     (3,794,811)
                       =========     ==========

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period January 1, 2001 through December 31, 2008.

                                                                                              Schedule III, Cont.
                                                                                              -------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

                    Real Estate and Accumulated Depreciation
                        December 31, 2008, 2007 and 2006



(1) Cost for Federal income tax purposes is $4,853,406.

(2) A reconciliation of the carrying amount of land and buildings as of December
    31, 2008, 2007 and 2006 follows:

                                                                                 Partnership Properties
                                                                                 ----------------------
                                                                         2008             2007              2006
                                                                         ----             ----              ----
     Balance at beginning of year                                $     4,853,406        4,853,406         4,757,435
     Additions                                                                 -                -            95,971
                                                                 ---------------      -----------       -----------
     Balance at end of year                                      $     4,853,406        4,853,406         4,853,406
                                                                 ===============      ===========       ===========

                                                                                 Joint Venture Properties
                                                                                 ------------------------
                                                                         2008             2007              2006
                                                                         ----             ----              ----
     Balance at beginning of year                                 $            -                -        5,770,234
     Additions                                                                 -                -           62,811
     Dispositions (5)                                                          -                -       (5,833,045)
                                                                  --------------    -------------     ------------
     Balance at end of year                                       $            -                -                -
                                                                  ==============    =============     ============

(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2008, 2007 and 2006 follows:

                                                                                 Partnership Properties
                                                                                 ----------------------
                                                                        2008              2007              2006
                                                                        ----              ----              ----
     Balance at beginning and end of year (4)                    $  2,530,690         2,530,690         2,530,690
                                                                 ============        ==========       ===========


                                                                                                Schedule III, Cont.
                                                                                                -------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

                    Real Estate and Accumulated Depreciation
                        December 31, 2008, 2007 and 2006


                                                                                 Joint Venture Properties
                                                                                 ------------------------
                                                                       2008               2007              2006
                                                                       ----               ----              ----
     Balance at beginning of year (4)                               $          -                -         3,794,811
       Dispositions (5)                                                        -                -        (3,794,811)
                                                                    ------------    -------------       -----------
       Balance at end of year                                       $                           -                 -
                                                                    ============    =============       ===========

(4) Balance applies entirely to buildings and improvements.

(5) The Research Triangle Joint Venture and Research Triangle
    Land Joint Venture properties were sold during the 2006 year.