Form 10-Q
period 2009-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2009-05-15
CIK 704165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

          (Address of principal executive offices)

(716) 636-9090

(Registrant’s telephone number)

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets

(Unaudited) March 31,		December 31,
	2009	2008
Assets
Property and equipment, all held for sale	$4,863,356	4,863,356
Less accumulated depreciation	(2,531,480)	(2,531,480)
	2,331,876	2,331,876
Equity interest (loss) in unconsolidated joint ventures in excess of investment	1,101,693	1,091,255
Cash and equivalents	280,870	347,423
Accounts receivable	14,010	10,402
Receivable from affiliates	604,589	604,589
Other assets	60,921	37,373
Total assets	$4,393,959	4,422,918

Liabilities and Partners’ Equity
Accounts payable and accrued expenses	11,885	11,632
Other liabilities	62,011	77,428
Partners’ equity	4,320,063	4,333,858
Total liabilities and partners’ equity	$4,393,959	4,422,918

Condensed Statements of Operations
(Unaudited)
	Three months ended March 31,
	2009	2008
Rental income	$164,895	212,519
Other income	2,706	482
Total income	167,601	213,001
Property operating costs	142,163	143,725
Administrative expense - affiliates	26,495	32,653
Other administrative expense	23,176	29,694
Total expenses	191,834	206,072
Income (loss) before equity in earnings of joint venture	(24,233)	6,929
Equity in earnings (loss) of joint venture	10,438	(9,067)
Net loss	$(13,795)	(2,138)
Net loss per limited partnership unit	$(1.34)	(0.21)
Weighted average limited partnership units outstanding	10,000	10,000

Condensed Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
	2009	2008
Cash used by:
Operating activities:
Net loss	$(13,795)	(2,138)
Adjustments:
Equity in earnings of joint ventures	(10,438)	9,067
Other, principally changes in other assets and liabilities	(42,320)	(24,415)
Net cash used by operating activities	(66,553)	(17,486)
Cash and equivalents at beginning of period	347,423	752,241
Cash and equivalents at end of period	$280,870	734,755

Notes to Financial Statements
Three months ended March 31, 2009 and 2008
(Unaudited)

Organization

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2008 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment

At March 31, 2009, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in a joint ventures. It had a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three month periods ended March 31, 2009 and 2008 was approximately $42,000.

Investment in Joint Venture

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture (the Venture) with Realmark Property Investors Limited Partnership - VIA (RPILP - VIA), an entity affiliated through common general partners. The joint venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility in Durham, North Carolina, which was sold in December 2006. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - VIA. Summary financial information of the Venture follows:

Balance Sheet Information
	March 31,	December 31,
	2009	2008
Assets:
Cash and equivalents	$ 1,394,645	1,471,582
Receivable from affiliates	962,490	912,490
Accrued interest receivable	190,134	169,008
Total assets	$ 2,547,269	2,553,080

Liabilities:
Accounts payable and accrued expenses	-	25,030
Payable to affiliates	555,991	557,648
Total liabilities	555,991	582,678

Partners’ equity:
The Partnership	995,639	985,201
RPILP - VIA	995,639	985,201
Total partners’ equity	1,991,278	1,970,402
Total liabilities and partners’ equity	$ 2,547,269	2,553,080

Operating Information
	Three months ended March 31,
	2009	2008
Income:
Interest income	21,126	21,126
Expenses:
Interest	216	252
Administrative	34	39,008
Total expenses	250	39,260
Net income (loss)	20,876	(18,134)

Allocation of net income (loss):
The Partnership	10,438	(9,067)
RPILP - VIA	10,438	(9,067)
	$20,876	(18,134)

PART I - Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $67,000 and $17,000 during the first three month period ended March 31, 2009 and 2008, respectively. The Partnership made no distributions to limited partners in the first quarter of 2009 and 2008. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first three months of 2008, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $31,000 from a net gain of $7,000 in 2008 to a net loss of $24,000 in 2009.

Total income decreased approximately $45,000. Increased vacancies resulted in an a decrease in rental income of approximately $47,000 while other income increased approximately $2,000. Total expenses decreased approximately $14,000. Property operations decreased approximately $2,000 primarily due carpeting replacement, painting, and repairs made during the three months ended March 31, 2008. Other administrative expense decreased approximately $6,000 due to a decrease in payroll expense and contracted services. Administrative expense to affiliates decrease approximately $6,000 due to a decrease in management fees and portfolio reimbursed expenses.

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s cash equivalents are short-term, non-interest bearing bank accounts.

PART I - Item 4.     Controls and Procedures

Disclosure Controls and Procedures: The Partnership’s management, with the participation of the Partnership’s Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, the Partnership’s Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2008.

Item 5.          Other Information

(a)	Reports on Form 8-K

             None.

Item 6.          Exhibits

31.	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

     May 15, 2009      /s/ Joseph M. Jayson
           Date              Joseph M. Jayson,

                                Individual General Partner and
                                Principal Financial Officer