Form 10-Q
period 2009-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2009-08-17
CIK 704165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

(716) 636-0280

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
Yes   [  ]    No  [X]

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets
	(Unaudited)
	June 30,	December 31,
	2009	2008
Assets
Property and equipment, all held for sale	$ 4,863,356	4,863,356
Less accumulated depreciation	2,531,480	2,531,480
	2,331,876	2,331,876
Equity interest (loss) in unconsolidated
joint ventures in excess of investment	1,112,146	1,091,255
Cash and equivalents	326,273	347,423
Accounts receivable	14,868	10,402
Receivable from affiliates	637,539	604,589
Other assets	26,043	37,373
Total assets	$ 4,448,745	4,422,918

Liabilities and Partners’ Equity
Accounts payable and accrued expenses	39,853	11,632
Other liabilities	87,345	77,428
Partners’ equity	4,321,547	4,333,858
Total liabilities and partners’ equity	$ 4,448,745	4,422,918

Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Rental income	$ 160,256	212,943	325,151	425,462
Other income	2,143	384	4,849	866
Total income	162,399	213,327	330,000	426,328
Property operating costs	121,846	165,943	264,009	309,668
Administrative expense - affiliates	21,143	29,638	47,638	62,291
Other administrative expense	28,379	40,747	51,555	70,441
Total expenses	171,368	236,328	363,202	442,400
Income before equity in earnings of joint ventures	(8,969)	(23,001)	(33,202)	(16,072)
Equity in earnings of joint ventures	10,453	(58,027)	20,891	(67,094)
Net income	$ 1,484	(81,028)	(12,311)	(83,166)
Net income per limited partnership unit	$ 0.14	7.86	(1.19)	(8.07)
Weighted average limited partnership units
outstanding	10,000	10,000	10,000	10,000

Condensed Statements of Cash Flows
(Unaudited)
			Six months ended June 30,
			2009	2008
Cash used in:
Operating activities:
Net income			$ (12,311)	(83,166)
Adjustments:
Equity in earnings of joint ventures			(20,891)	67,094
Other, principally changes in other assets and liabilities			12,052	(28,762)
Net cash used in operating activities			(8,839)	(44,834)
Net decrease in cash and equivalents			(21,150)	(44,734)
Cash and equivalents at beginning of period			347,423	752,241
Cash and equivalents at end of period			$ 326,273	707,407

Notes to Financial Statements
Six months ended June 30, 2009 and 2008
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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2008 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Subsequent events were evaluated through August 14, 2009, the date the financial statements were issued.

Property and Equipment

At June 30, 2009, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and six month periods ended June 30, 2009 was approximately $43,000 and $85,000 respectively.

Notes to Financial Statements
Six months ended June 30, 2009 and 2008
(Unaudited)

Investment in Research Triangle Industrial Park Joint Venture

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

Balance Sheet Information
	June 30,	December 31,
	2009	2008
Assets:
Cash and equivalents	$ 1,344,644	1,471,582
Receivable from affiliates	1,012,490	912,490
Accrued interest receivable	211,261	169,008
Total assets	$ 2,568,395	2,553,080
Liabilities:
Accounts payable and accrued expenses	-	25,030
Payable to affiliates	556,211	557,648
Total liabilities	556,211	582,678
Partners’ equity:
The Partnership	1,006,092	985,201
RPILP - VI A	1,006,092	985,201
Total partners’ equity	2,012,184	1,970,402
Total liabilities and partners’ equity	$ 2,568,395	2,553,080

Operating Information
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Income:
Interest income	$ 21,126	21,126	42,252	42,252
Expenses:
Interest	220	263	436	515
Administrative	-	136,917	34	175,925
Total expenses	220	137,180	470	176,440
Net income (loss)	$ 20,906	(116,054)	41,782	(134,188)
Allocation of net income:
The Partnership	10,453	(58,027)	20,891	(67,094)
RPILP - VI A	10,453	(58,027)	20,891	(67,094)
	$ 20,906	(116,054)	41,782	(134,188)

PART I - Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $21,000 and $45,000 during the first six month period ended June 30, 2009 and 2008, respectively. The Partnership made no distributions to limited partners in the first six months of 2009 and 2008. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first six months of 2008, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $17,000 from a net loss of $16,000 in 2008 to a net loss of $33,000 in 2009.

Total income decreased approximately $94,000. Increased vacancies resulted in an a decrease in rental income of approximately $100,000 while other income increased approximately $4,000. Total expenses decreased approximately $79,000. Property operations decreased approximately $46,000 due to overall reduced costs related to the increased in vacancies during the six months ended June 30, 2009. Other administrative expense decreased approximately $19,000 due to a decrease in payroll expense and contracted services. Administrative expense to affiliates decrease approximately $14,000 due to a decrease in management fees and portfolio reimbursed expenses.

PART I - Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s cash equivalents are short-term, interest-bearing bank accounts.

PART I - Item 4.     Controls and Procedures

Disclosure Controls and Procedures: The Partnership’s management, with the participation of the Partnership’s Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, the Partnership’s Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective. This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation was described in its Annual Report on Form 10-K for the year ended December 31, 2008.

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

     August 17, 2009                                /s/ Joseph M. Jayson

              Date                                         Joseph M. Jayson,

                                                              Individual General Partner and

                                                              Principal Financial Officer