Form 10-Q
period 2009-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2009-11-16
CIK 704165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets
Property and equipment, all held for sale	$ 4,863,356	4,863,356
Less accumulated depreciation	2,531,480	2,531,480
	2,331,876	2,331,876
Equity interest (loss) in unconsolidated
joint ventures in excess of investment	1,122,597	1,091,255
Cash and equivalents	294,348	347,423
Accounts receivable	18,646	10,402
Receivable from affiliates	604,589	604,589
Other assets	75,025	37,373
Total assets	$ 4,447,081	4,422,918

Liabilities and Partners’ Equity
Accounts payable and accrued expenses	59,461	11,632
Other liabilities	73,623	77,428
Partners’ equity	4,313,997	4,333,858
Total liabilities and partners’ equity	$ 4,447,081	4,422,918

Condensed Statements of Operations
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2009	2008	2009	2008
Rental income	$ 160,057	219,420	485,208	644,882
Other income	1,975	393	6,824	1,259
Total income	162,032	219,813	492,032	646,141
Property operating costs	133,210	143,347	397,219	453,015
Administrative expense - affiliates	22,434	29,761	70,072	92,052
Other administrative expense	24,389	18,984	75,944	89,425
Total expenses	180,033	192,092	543,235	634,492
Income before equity in earnings of joint ventures	(18,001)	27,731	(51,203)	11,649
Equity in earnings of joint ventures	10,451	(207,359)	31,342	(274,453)
Net income	$ (7,550)	(179,638)	(19,861)	(262,804)
Net income per limited partnership unit	$ (0.73)	(17.42)	(1.93)	(25.49)
Weighted average limited partnership units
outstanding	10,000	10,000	10,000	10,000

Condensed Statements of Cash Flows
(Unaudited)
			Nine months ended Sept. 30,
			2009	2008
Cash used in:
Operating activities:
Net income			$ (19,861)	(262,804)
Adjustments:
Equity in earnings of joint ventures			(31,342)	274,453
Other, principally changes in other assets and liabilities			(1,872)	(317,886)
Net cash used in operating activities			(53,075)	(306,237)
Net decrease in cash and equivalents			(53,075)	(306,237)
Cash and equivalents at beginning of period			347,423	752,241
Cash and equivalents at end of period			$ 294,348	446,004

Notes to Financial Statements
Nine months ended September 30, 2009 and 2008
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

Notes to Financial Statements
Nine months ended September 30, 2009 and 2008
(Unaudited)

Property and Equipment

At September 30, 2009, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated. Depreciation expense not recorded during the three and nine month periods ended September 30, 2009 was approximately $43,000 and $129,000 respectively.

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

Balance Sheet Information
	September 30,	December 31,
	2009	2008
Assets:
Cash and equivalents	$ 1,344,644	1,471,582
Receivable from affiliates	1,012,490	912,490
Accrued interest receivable	232,388	169,008
Total assets	$ 2,589,522	2,553,080

Liabilities:
Accounts payable and accrued expenses	-	25,030
Payable to affiliates	556,436	557,648
Total liabilities	556,436	582,678
Partners’ equity:
The Partnership	1,016,543	985,201
RPILP - VI A	1,016,543	985,201
Total partners’ equity	2,033,086	1,970,402
Total liabilities and partners’ equity	$ 2,589,522	2,553,080

Notes to Financial Statements Nine months ended September 30, 2009 and 2008 (Unaudited) Operating Information

	Three months ended Sept. 30,		Nine months ended Sept 30,
	2009	2008	2009	2008
Income:
Interest income	$ 21,126	21,126	63,378	63,378
Expenses:
Interest	224	275	660	790
Administrative	-	435,569	34	611,494
Total expenses	224	137,180	694	612,284
Net income (loss)	$ 20,902	(417,718)	62,684	(548,906)
Allocation of net income:
The Partnership	10,451	(207,359)	31,342	(274,453)
RPILP - VI A	10,451	(207,359)	31,342	(274,453)
	$ 20,902	(414,718)	62,684	(548,906

Subsequent Events

Subsequent events were evaluated through November 15, 2009, the date the financial statements were issued.

PART I - Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $53,000 and $306,000 during the first nine month period ended September 30, 2009 and 2008, respectively. The Partnership made no distributions to limited partners in the first nine months of 2009 and 2008. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first nine months of 2008, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $63,000 from a net gain of $12,000 in 2008 to a net loss of $51,000 in 2009.

Total income decreased approximately $154,000. Increased vacancies resulted in an a decrease in rental income of approximately $160,000 while other income increased approximately $6,000. Total expenses decreased approximately $91,000. Property operations decreased approximately $56,000 due to overall reduced costs related to the increased in vacancies during the nine months ended September 30, 2009. Other administrative expense decreased approximately $12,000 due to a decrease in payroll expense and contracted services. Administrative expense to affiliates decrease approximately $23,000 due to a decrease in management fees and portfolio reimbursed expenses.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

November 15, 2009	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner and
Principal Financial Officer