Form 10-Q
period 2010-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2010-05-17
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-11909

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
(Exact name of registrant as specified in its charter)

Delaware	16-1212761
(State of organization)	(IRS Employer Identification No.)

2350 North Forest Road, Getzville, New York 14068
(Address of principal executive offices)

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Balance Sheets

	(Unaudited)
	March 31,	December 31,
Assets	2010	2009

Property and equipment, at cost, all held for sale	$ 4,863,356	4,863,356
Less accumulated depreciation	(2,531,480)	(2,531,480)
	2,331,876	2,331,876
Equity interest in unconsolidated joint
ventures in excess of investment	1,143,323	1,133,045
Cash and equivalents	281,782	341,890
Accounts receivable	13,016	9,854
Receivable from affiliates	604,589	604,589
Other assets	70,366	31,725

Total assets	$ 4,444,952	4,452,979

Liabilities and Partners' Equity

Accounts payable and accrued expenses	28,384	39,964
Security deposits and prepaid rent	69,539	88,026
Partners' equity	4,347,029	4,324,989

Total liabilities and partners' equity	$ 4,444,952	4,452,979

Condensed Statements of Operations
(Unaudited)
	Three months ended March 31,
	2010	2009

Rental income	$ 174,865	164,895
Other income	9,251	2,706

Total income	184,116	167,601

Property operating costs	127,837	142,163
Administrative expense - affiliates	23,123	26,495
Other administrative expenses	21,394	23,176

Total expenses	172,354	191,834

Income (loss) before equity in earnings of
unconsolidated joint ventures	11,762	(24,233)

Equity in earnings of unconsolidated
joint ventures	10,278	10,438

Net income (loss)	$ 22,040	(13,795)

Net income (loss) per limited partnership unit	$ 2.14	(1.34)

Weighted average limited partnership
units outstanding	10,000	10,000

Condensed Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
	2010	2009
Cash used in:
Operating activities:
Net income (loss)	$ 22,040	(13,795)
Adjustments:
Equity in earnings of joint ventures	(10,278)	(10,438)
Other, principally changes in other assets
and liabilities	(71,870)	(42,320)

Net cash used in operating activities	(60,108)	(66,553)

Cash and equivalents at beginning of period	341,890	347,423

Cash and equivalents at end of period	$ 281,782	280,870

Notes to Financial Statements
Three months ended March 31, 2010 and 2009
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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2009 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Subsequent events were evaluated through May 17, 2010, the date the financial statements were issued.

Property and Equipment

At March 31, 2010, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated.  Depreciation expense not recorded during the three month periods ended March 31, 2010 and 2009 was approximately $42,000.  Cumulative depreciation that has not been recorded totaled $1,590,084 and $1,490,400 as of March 31, 2010 and 2009, respectively.

Investment in Research Triangle Industrial Park Joint Venture

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture (the Venture) with Realmark Property Investors Limited Partnership - VIA (RPILP – VI A), an entity affiliated through common general partners.  The joint venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility in Durham, North Carolina, which was sold in December 2006.  The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP – VI A.   Summary financial information of the Venture follows:

Balance Sheet Information

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets:
Cash and equivalents	$ 1,300,876	1,344,645
Receivable from affiliates	1,055,948	1,012,490
Accrued interest receivable	274,639	253,513

Total assets	$ 2,631,463	2,610,648

Liabilities:
Accounts payable and accrued expenses	25	-
Payable to affiliates	556,900	556,666

Total liabilities	556,925	556,666

Partners' equity:
The Partnership	1,037,269	1,026,991
RPILP - VI A	1,037,269	1,026,991

Total partners' equity	2,074,538	2,053,982

Total liabilities and partners' equity	$ 2,631,463	2,610,648

Operating Information
(Unaudited)
	Three months ended March 31,

	2010	2009
Income:
Interest income	$ 21,126	21,126

Expenses:
Interest	235	216
Administrative	335	34

Total expenses	570	250

Net income	$ 20,556	20,876

Allocation of net income:
The Partnership	10,278	10,438
RPILP - VI A	10,278	10,438

	$ 20,556	20,876

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $60,000 and $67,000 during the first three months period ended March 31, 2010 and 2009, respectively. The Partnership made no distributions to limited partners in the first  three months of 2010 and 2009. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first three months of 2009, the Partnership's income, excluding equity in earnings from joint ventures, increased approximately $36,000 from a net loss of $24,000 in 2009 to net income of $12,000 in 2010.

Total income increased approximately $16,000. A increase in monthly rents resulted in an  increase in rental income of approximately $10,000, while other income increased approximately $6,000. Total expenses decreased approximately $20,000.  Property operations decreased approximately $15,000 due to overall reduced costs related to the increased vacancies during the three months ended March 31, 2010.  Other administrative expense decreased approximately $2,000 due to a decrease in advertising expense. Administrative expense to affiliates decreased approximately $3,000 due to a decrease in portfolio reimbursed expenses.

PART I - Item 3.       Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s cash equivalents are short-term, interest-bearing bank accounts.

PART I - Item 4.       Controls and Procedures

Disclosure Controls and Procedures: The Partnership’s management, with the participation of the Partnership’s Individual General Partner, Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership’s Individual General Partner, Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective. This Quarterly Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this Quarterly Report.

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court.  The Partnership’s settlement of this litigation was described in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

    May 17, 2010                                           /s/ Joseph M. Jayson
                             Date                                                  Joseph M. Jayson,
                                                                                        Individual General Partner,
 Principal Executive Officer and
 Principal Financial Officer