Form 10-Q
period 2010-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2010-08-16
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No  ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
Condensed Balance Sheets

	(Unaudited)
	June 30,	December 31,
Assets	2010	2009

Property and equipment, at cost, all held for sale	$ 4,863,356	4,863,356
Less accumulated depreciation	(2,531,480)	(2,531,480)
	2,331,876	2,331,876
Equity interest in unconsolidated joint
ventures in excess of investment	1,152,482	1,133,045
Cash and equivalents	303,952	341,890
Accounts receivable	17,679	9,854
Receivable from affiliates	592,589	604,589
Other assets	33,029	31,725

Total assets	$ 4,431,607	4,452,979

Liabilities and Partners' Equity

Accounts payable and accrued expenses	15,532	39,964
Security deposits and prepaid rent	72,339	88,026
Partners' equity	4,343,736	4,324,989

Total liabilities and partners' equity	$ 4,431,607	4,452,979

Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009

Rental income	$ 159,156	160,256	334,021	325,151
Other income	1,663	2,143	10,914	4,849

Total income	160,819	162,399	344,935	330,000

Property operating costs	118,457	121,846	246,294	264,009
Administrative expense - affiliates	15,789	21,143	38,912	47,638
Other administrative expenses	39,025	28,379	60,419	51,555

Total expenses	173,271	171,368	345,625	363,202

Loss before equity in earnings of
unconsolidated joint ventures	(12,452)	(8,969)	(690)	(33,202)

Equity in earnings of unconsolidated
joint ventures	9,159	10,453	19,437	20,891

Net income (loss)	$ (3,293)	1,484	18,747	(12,311)

Net income (loss) per limited partnership unit	$ (0.32)	0.14	1.82	(1.19)

Weighted average limited partnership
units outstanding	10,000	10,000	10,000	10,000

Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,

	2010	2009
Cash used in:
Operating activities:
Net income (loss)	$ 18,747	(12,311)
Adjustments:
Equity in earnings of joint ventures	(19,437)	(20,891)
Other, principally changes in other assets
and liabilities	(37,248)	12,052

Net cash used in operating activities	(37,938)	(21,150)

Cash and equivalents at beginning of period	341,890	347,423

Cash and equivalents at end of period	$ 303,952	326,273

Notes to Financial Statements

Six months ended June 30, 2010 and 2009

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

Property and Equipment

At June 30, 2010, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated.  Depreciation expense not recorded during the six month periods ended June 30, 2010 and 2009 was approximately $43,000.  Cumulative depreciation that has not been recorded totaled $1,591,084 and $1,491,400 as of June 30, 2010 and 2009, respectively.

Investment in Research Triangle Industrial Park Joint Venture

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture (the Venture) with Realmark Property Investors Limited Partnership – VI A (RPILP – VI A), an entity affiliated through common general partners.  The joint venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility in Durham, North Carolina, which was sold in December 2006.  The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP – VI A.   Summary financial information of the Venture follows:

Balance Sheet Information

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets:
Cash and equivalents	$ 1,273,456	1,344,645
Receivable from affiliates	1,068,798	1,012,490
Accrued interest receivable	295,765	253,513

Total assets	$ 2,638,019	2,610,648

Liabilities:
Accounts payable and accrued expenses	25	-
Payable to affiliates	545,138	556,666

Total liabilities	545,163	556,666

Partners' equity:
The Partnership	1,046,428	1,026,991
RPILP - VI A	1,046,428	1,026,991

Total partners' equity	2,092,856	2,053,982

Total liabilities and partners' equity	$ 2,638,019	2,610,648

Operating Information
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009
Income:
Interest income	$ 21,126	21,126	42,252	42,252

Expenses:
Interest	238	220	473	436
Administrative	2,570	-	2,905	34

Total expenses	2,808	220	3,378	470

Net income	$ 18,318	20,906	38,874	41,782

Allocation of net income:
The Partnership	9,159	10,453	19,437	20,891
RPILP - VI A	9,159	10,453	19,437	20,891

	$ 18,318	20,906	38,874	41,782

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $38,000 and $21,000 during the six month periods ended June 30, 2010 and 2009, respectively. The Partnership made no distributions to limited partners in the first six months of 2010 and 2009. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first six months of 2009, the Partnership's income, excluding equity in earnings from joint ventures, increased approximately $32,000 from a net loss of $33,000 in 2009 to net loss of $1,000 in 2010.

Total income for the six months ended June 30, 2010  increased approximately $15,000 when compared to the same period in 2009..  A increase in monthly rents resulted in an increase in rental income of approximately $9,000, while other income increased approximately $6,000.  Total expenses decreased approximately $18,000.  Property operations decreased approximately $18,000 due to a decrease in contracted services and payroll expense during the six months ended June 30, 2010.  Other administrative expense increased approximately $9,000 due to a increase in legal and other professional expenses. Administrative expense to affiliates decreased approximately $9,000 due to a decrease in portfolio reimbursed expenses.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

August 16, 2010	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer