Form 10-Q
period 2010-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2010-11-15
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Balance Sheets

	(Unaudited)
	September 30,	December 31,
Assets	2010	2009

Property and equipment, at cost, all held for sale	$ 4,863,356	4,863,356
Less accumulated depreciation	(2,531,480)	(2,531,480)
	2,331,876	2,331,876
Equity interest in unconsolidated joint
ventures in excess of investment	1,162,962	1,133,045
Cash and equivalents	279,582	341,890
Accounts receivable	25,211	9,854
Receivable from affiliates	592,589	604,589
Other assets	61,178	31,725

Total assets	$ 4,453,398	4,452,979

Liabilities and Partners' Equity

Accounts payable and accrued expenses	49,161	39,964
Security deposits and prepaid rent	75,532	88,026
Partners' equity	4,328,705	4,324,989

Total liabilities and partners' equity	$ 4,453,398	4,452,979

Condensed Statements of Operations
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2010	2009	2010	2009

Rental income	$ 159,832	160,057	493,853	485,208
Other income	986	1,975	11,900	6,824

Total income	160,818	162,032	505,753	492,032

Property operating costs	137,112	133,210	383,406	397,219
Administrative expense - affiliates	29,242	22,434	68,154	70,072
Other administrative expenses	19,975	24,389	80,394	75,944

Total expenses	186,329	180,033	531,954	543,235

Loss before equity in earnings of
unconsolidated joint ventures	(25,511)	(18,001)	(26,201)	(51,203)

Equity in earnings of unconsolidated
joint ventures	10,480	10,451	29,917	31,342

Net income (loss)	$ (15,031)	(7,550)	3,716	(19,861)

Net income (loss) per limited partnership unit	$ (1.46)	(0.73)	0.36	(1.93)

Weighted average limited partnership
units outstanding	10,000	10,000	10,000	10,000

Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended Sept. 30,

	2010	2009
Cash used in:
Operating activities:
Net income (loss)	$ 3,716	(19,861)
Adjustments:
Equity in earnings of joint ventures	(29,917)	(31,342)
Other, principally changes in other assets
and liabilities	(36,107)	(1,872)
	-
Net cash used in operating activities	(62,308)	(53,075)

Cash and equivalents at beginning of period	341,890	347,423

Cash and equivalents at end of period	$ 279,582	294,348

Notes to Financial Statements
Nine months ended September 30, 2010 and 2009
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

Property and Equipment

At September 30, 2010, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

All of the Partnership and venture properties are being actively marketed for sale and therefore, are not being depreciated.  Depreciation expense not recorded during the nine month periods ended September 30, 2010 and 2009 was approximately $65,000.  Cumulative depreciation that has not been recorded totaled $1,613,084 and $1,513,400 as of September 30, 2010 and 2009, respectively.

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

Balance Sheet Information

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets:
Cash and equivalents	$ 1,261,272	1,344,645
Receivable from affiliates	1,068,798	1,012,490
Accrued interest receivable	316,891	253,513

Total assets	$ 2,646,961	2,610,648

Liabilities:
Accounts payable and accrued expenses	25	-
Payable to affiliates	533,120	556,666

Total liabilities	533,145	556,666

Partners' equity:
The Partnership	1,056,908	1,026,991
RPILP - VI A	1,056,908	1,026,991

Total partners' equity	2,113,816	2,053,982

Total liabilities and partners' equity	$ 2,646,961	2,610,648

Operating Information
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2010	2009	2010	2009
Income:
Interest income	$ 21,126	21,126	63,378	63,378

Expenses:
Interest	166	224	639	660
Administrative	-	-	2,905	34

Total expenses	166	224	3,544	694

Net income	$ 20,960	20,902	59,834	62,684

Allocation of net income:
The Partnership	10,480	10,451	29,917	31,342
RPILP - VI A	10,480	10,451	29,917	31,342

	$ 20,960	20,902	59,834	62,684

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $62,000 and $53,000 during the nine month periods ended September  30, 2010 and 2009, respectively. The Partnership made no distributions to limited partners in the first nine months of 2010 and 2009. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first nine months of 2009, the Partnership's income, excluding equity in earnings from joint ventures, increased approximately $25,000 from a net loss of $51,000 in 2009 to net loss of $26,000 in 2010.

Total income for the nine months ended September 30, 2010  increased approximately $14,000 when compared to the same period in 2009.  A increase in monthly rents resulted in an increase in rental income of approximately $9,000, while other income increased approximately $6,000.  Total expenses decreased approximately $11,000.  Property operations decreased approximately $13,000 due to a decrease in contracted services and payroll expense during the nine months ended September 30, 2010.  Other administrative expense increased approximately $4,000 due to a increase in legal and other professional expenses. Administrative expense to affiliates decreased approximately $2,000 due to a decrease in portfolio reimbursed expenses.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

November 15, 2010	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer