Form 10-Q/A
period 2010-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2011-01-24
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

EXPLANATORY NOTE

We are filing this Amendment No.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (“Quarterly Report on Form 10-Q”), which was filed with the Securities and Exchange Commission on November 15, 2010, to: (i) amend Item 1 - “Financial Statements” to restate our financial statements for the quarter ended September 30, 2010 to record depreciation expense for the periods presented as if the property had been held for use during those periods, and (ii) to make corresponding amendments to the following section Item - 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A): Liquidity and Capital Resources and Results of Operations.

The Audit Committee of our Board of Directors (or persons performing the equivalent function), after discussions with the SEC, concluded that the Quarterly Report on Form 10-Q for the period ended September 30, 2010 should be restated to record depreciation expense.

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Balance Sheets

	(Unaudited)
	September 30,	December 31,
Assets	2010	2009
	(As restated)	(As restated)

Property and equipment, at cost	$ 4,863,356	4,863,356
Less accumulated depreciation	(3,811,310)	(3,789,704)
	1,052,046	1,073,652
Equity interest in unconsolidated joint
ventures in excess of investment	1,162,962	1,133,045
Cash and equivalents	279,582	341,890
Accounts receivable	25,211	9,854
Receivable from affiliates	592,589	604,589
Other assets	61,178	31,725

Total assets	$ 3,173,568	3,194,755

Liabilities and Partners' Equity

Accounts payable and accrued expenses	49,161	39,964
Security deposits and prepaid rent	75,532	88,026
Partners' equity	3,048,875	3,066,765

Total liabilities and partners' equity	$ 3,173,568	3,194,755

Condensed Statements of Operations
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2010	2009	2010	2009
	(As restated)	(As restated)	(As restated)	(As restated)

Rental income	$ 159,832	160,057	493,853	485,208
Other income	986	1,975	11,900	6,824

Total income	160,818	162,032	505,753	492,032

Property operating costs	137,112	133,210	383,406	397,219
Administrative expense - affiliates	29,242	22,434	68,154	70,072
Other administrative expenses	19,975	24,389	80,394	75,944
Depreciation	7,202	7,202	21,606	21,606

Total expenses	193,531	187,235	553,560	564,841

Loss before equity in earnings of
unconsolidated joint ventures	(32,713)	(25,203)	(47,807)	(72,809)

Equity in earnings of unconsolidated
joint ventures	10,480	10,451	29,917	31,342

Net loss	$ (22,233)	(14,752)	(17,890)	(41,467)

Net loss per limited partnership unit	$ (2.16)	(1.43)	(1.74)	(4.02)

Weighted average limited partnership
units outstanding	10,000	10,000	10,000	10,000

Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended Sept. 30,

	2010	2009
	(As restated)	(As restated)
Cash used in:
Operating activities:
Net loss	$ (17,890)	(41,467)
Adjustments:
Depreciation	21,606	21,606
Equity in earnings of joint ventures	(29,917)	(31,342)
Other, principally changes in other assets
and liabilities	(36,107)	(1,872)
	-
Net cash used in operating activities	(62,308)	(53,075)

Cash and equivalents at beginning of period	341,890	347,423

Cash and equivalents at end of period	$ 279,582	294,348

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

Restatement of Financial Statements

In this Amendment No. 1, we have restated our previously issued financial statements and related disclosures for the quarter ended September 30, 2010, to record depreciation expense for the quarter, previous quarters and year ended December 31, 2009. According to generally accepted accounting principles, the partnership has not met the available for sale criteria for it properties marketed for sale.  Generally accepted accounting principles require that property be reclassified as held and used if the property is not available for sale at a price that is reasonable in relation to its current fair value.

The following tables summarize the effect of the restatement on the specific items presented in our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

	September 30,	September 30,
	2010	2010
	(As previously
Condensed Balance Sheet	reported)	(As restated)
Accumulated depreciated	$ 2,531,480	3,811,310
Total assets	$ 4,453,398	3,173,568
Partners’ equity	$ 4,328,705	3,048,875

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2010	2010
	(As previously
Condensed Statements of Operations	reported)		(As restated)
Depreciation	$ -	-	7,202	21,606
Net income (loss)	$ (15,031)	3,716	(22,233)	(17,890)
Net income (loss) per limited partnership unit	$ (1.46)	.36	(2.16)	(1.74)

	September 30,	September 30,
	2010	2010
	(As previously
Condensed Statements of Cash Flows	reported)	(As restated)
Net Income (loss)	$ 3,716	(17,890)
Depreciation	$ -	21,606

Notes to Financial Statements
Nine months ended September 30, 2010 and 2009
(Unaudited)

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2009 has been derived from the audited financial statements (as restated) at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2009 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

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

Balance Sheet Information
	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets:
Cash and equivalents	$ 1,261,272	1,344,645
Receivable from affiliates	1,068,798	1,012,490
Accrued interest receivable	316,891	253,513

Total assets	$ 2,646,961	2,610,648

Liabilities:
Accounts payable and accrued expenses	25	-
Payable to affiliates	533,120	556,666

Total liabilities	533,145	556,666

Partners' equity:
The Partnership	1,056,908	1,026,991
RPILP - VI A	1,056,908	1,026,991

Total partners' equity	2,113,816	2,053,982

Total liabilities and partners' equity	$ 2,646,961	2,610,648

Operating Information
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2010	2009	2010	2009

Income - interest income	$ 21,126	21,126	63,378	63,378

Expenses:
Interest	166	224	639	660
Administrative	-	-	2,905	34

Total expenses	166	224	3,544	694

Net income	$ 20,960	20,902	59,834	62,684

Allocation of net income:
The Partnership	10,480	10,451	29,917	31,342
RPILP - VI A	10,480	10,451	29,917	31,342

	$ 20,960	20,902	59,834	62,684

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

Restatement of Financial Statements

In this Amendment No. 1, we have restated our previously issued financial statements and related disclosures for the quarter ended September 30, 2010, to record depreciation expense for the quarter, previous quarters and year ended December 31, 2009.  Previously, the partnership did not record depreciation expense, but has restated the financial statements to record depreciation expense back to January 1, 2001. We are also making corresponding amendments to the following section of MD&A: Liquidity and Capital Resources and Results of Operations.

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

Results of Operations

As compared to the first nine months of 2009, the Partnership's income, excluding equity in earnings from joint ventures, increased approximately $25,000 from a net loss of $72,000 in 2009 to net loss of $47,000 in 2010.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

January 21, 2010	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer