Form 10-K
period 2010-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2011-03-31
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________________________ to __________________________________

Commission File Number 0-11909

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
(Exact name of registrant as specified in its charter)

Delaware	16-1212761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2350 North Forest Road, Getzville, New York 14068
   (Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (716) 636-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [   ] Yes           [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes         [X] No

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Indicate by a check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. [X] Yes         [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (par. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ] Yes        [X] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
[   ] Large accelerated filer          [   ] Accelerated filer          [X] Non-accelerated filer

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ] Yes             [X] No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [   ] Yes             [X] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

EXPLANATORY NOTE

In this Annual Report on Form 10-K for the year ended December 31, 2010, we are restating earnings for years ended December 31, 2006, 2007, 2008, and 2009.  According to generally accepted accounting principles, the partnership has not met the available for sale criteria for its properties marketed for sale.  Generally accepted accounting principles require that property be reclassified as held and used if the property is not available for sale at a price that is reasonable in relation to its current fair value.

The restatements had no effect on 2010 revenues, operating income, net income or cash flows.  The restatements had no impact on the Partnership’s tax return in any year.

The audit committee of our Board of Directors (or persons performing the equivalent function), after discussions with the SEC, concluded that earnings on Form 10-K for the periods ended December 31, 2006, 2007, 2008, and 2009 should be restated to record depreciation expense.

For additional detail on the restatement please see Footnote 3, “Restatement of Financial Statements” and “Management Discussion on Restatement of Financial Statements in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

PART I

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

The Partnership’s primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners.  At December 31, 2010, the Partnership, owned an office complex in Michigan (Northwind Office Park), and is a partner in two joint ventures.  It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina.  In July 2006, the land associated with the Research Land Joint Venture was sold to an unaffiliated party. Additionally, in December 2006, the office complex known as Research Triangle in Durham, North Carolina was sold to an unaffiliated party.  The only remaining property, Northwind Office Park, is currently being actively marketed for sale.

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership’s properties are located.  The Partnership has no real property investments located outside the United States.  The Partnership does not segregate revenue or assets by geographic region, since, in management’s view, such a presentation would not be significant to an understanding of the Partnership’s business or financial results taken as a whole.  As of December 31, 2010, the Partnership did not directly employ any persons in a full-time position.  All persons who regularly rendered services on behalf of the Partnership through December 31, 2010 were employees of the Corporate General Partner or its affiliates.

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

ITEM 1A:  RISK FACTORS

Investors or potential investors in Realmark Property Investors Limited Partnership - II should carefully consider the risks described below.  These risks are not the only ones we face.  Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance, including our ability to make distributions to our investors.  We have organized our summary of these risks into five subsections:

●	real estate related risks;
●	financing risks;
●	tax risks;
●	environmental and other legal risks; and
●	risks for investors.

This section includes forward-looking statements.

Real Estate Related Risks

We face substantial competition

All of our properties are located in developed areas where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties.  The number of competitive properties and real estate companies could have a material adverse effect on our ability to rent our properties and the rents we charge.  In addition, the activities of these competitors and these factors could:

●	decrease the rental rates that we would be able to charge in the absence of such direct competition; and
●	reduce the occupancy rates that we would otherwise be able to achieve.

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

Financing Risks

We may be unable to refinance our existing debt or we may only be able to do so on unfavorable terms

We are subject to the normal risks associated with debt financing, including:

●	the risk that our cash flow will be insufficient to meet required payments of principal and interest; and

●	the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt.

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

Environmental and Other Legal Risks

We may have liability under environmental laws

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate.  Therefore, we may have liability with respect to properties we have already sold.  If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our cash flow and our ability to pay distributions to our investors because:

●	we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

●	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

●	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

●	governmental entities or other third parties may sue the owner or operator of a contaminated site for damages and costs.

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

Environmental laws also govern the presence, maintenance and removal of asbestos.  Those laws require that owners or operators of buildings containing asbestos:

●	properly manage and maintain the asbestos;

●	notify and train those who may come into contact with asbestos; and

●	undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

As of December 31, 2010, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan.  The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet.  At December 31, 2010, Northwind was 57 % occupied.  The 2009 and 2008 year-end occupancy rates were 60% and 72%, respectively. As of December 31, 2010 there is no mortgage loan on the Northwind property.

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future.  Accordingly, information as to the market value of a unit at any given date is not available.  As of December 31, 2010, there were 1,026 record holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends.  It does, however, make distributions of cash to its partners.  The partnership agreement provides for the distribution to the partners of net cash flow from operations.  In connection with the pending sale of the Partnership’s properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations.  All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There were no distributions to partners made in 2010, 2009 or 2008.

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

ITEM 6:  SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2010	2009	2008	2007	2006
Balance sheet data		(Restated)	(Restated)	(Restated)	(Restated)
Net rental property	$ 1,045,585	1,073,652	1,102,539	1,247,729	1,399,257
Total assets	3,170,269	3,194,755	3,193,581	2,828,524	3,005,551
Partners' equity	3,047,000	3,066,765	3,104,521	2,753,263	2,898,464
	-
Operating data
Rental income	644,108	663,437	870,192	837,250	793,915
Other income	12,311	9,830	5,509	34,410	6,030

Total revenue	656,419	673,267	875,701	871,660	799,945

Property operating costs	493,713	523,574	583,058	617,846	548,886
Administrative expenses	194,709	200,352	253,403	254,362	218,464
Depreciation expense	28,066	28,887	145,190	151,528	148,491

Total expenses	716,488	752,813	981,651	1,023,736	915,841

Loss before joint venture
operations and gain on sale of property
of property	(60,069)	(79,546)	(105,950)	(152,076)	(115,896)

Equity in earnings of unconsolidated
joint ventures	40,304	41,790	457,208	6,875	(207,541)
Gain on sale of property	-	-	-	-	2,378,002

Net income (loss)	(19,765)	(37,756)	351,258	(145,201)	2,054,565

Cash flow data
Net cash provided (used) by:
Operating activities	(17,884)	(5,533)	(404,818)	(23,409)	699,496
Investing activities	-	-	-	-	(95,971)

Net increase (decrease) in cash
and equivalents	(17,884)	(5,533)	(404,818)	(23,409)	603,525

Per limited partnership unit:
Net income (loss)	$ (1.92)	(3.66)	34.07	(14.08)	199.29

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale.  The Partnership made no distributions to limited partners in 2010, 2009 or 2008.  In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.  These distributions will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership’s properties.

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

Results of Operations:

The results of operations of the Partnership, excluding equity in earnings from joint ventures for the year ended December 31, 2010, produced a net loss of $60,069.  The results compare to a net loss of $79,546 and $105,950 for the years ending December 31, 2009 and 2008, respectively.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2010 as compared to 2009

Rental Income decreased approximately $19,000 due to an increase in vacancies.  Interest and other income increased approximately $2,000 due to an increase in miscellaneous income such as early termination fees, damage charges, furniture rental and late charges.

Total expenses decreased approximately 5% for the year ended December 31, 2010.  Property operations decreased approximately $30,000 due to a decrease in contracted services of $22,000, payroll and employee benefits of $12,000, property taxes of $6,000, bad debt expense of $6,000 and repairs and maintenance of $2,000 and leasing services of $4,000, offset with an increase in utilities of $10,000, insurance of $12,000.  Administrative expense to affiliated parties decreased approximately $13,000 due to a decrease in portfolio management fees of $12,000 and management fees of $1,000.  Other administrative expenses increased approximately $8,000 due to a increase in professional fees of $20,000, travel and entertainment expense of $2,000 and finance charges of $7,000, offset by an decrease on advertising fees of $21,000.

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

Joint Venture

The Joint Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006.  In 2010, the Joint Venture recorded interest income of approximately $84,000 due to an advance of funds to an affiliated party in December 2006. Total expenses decreased from approximately $1,000 in 2009 to $4,000 in 2010.

Restatement of Financial Statements

We are restating earnings to record depreciation expense for the years ended December 31, 2008 and 2009 as if the property had been held for use during those periods.  According to generally accepted accounting principles, the partnership has not met the available for sale criteria for its properties marketed for sale.  Generally accepted accounting principles require that property be reclassified as held and used if the property is not available for sale at a price that is reasonable in relation to its current fair value.

The following tables summarize the effect of the restatement on the specific items presented in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

For Year Ended December 31, 2009:
	December 31,	December 31,
	2009	2009
	(As previously reported)	(As restated)
Condensed Balance Sheet

Accumulated depreciation	$ 2,531,480	3,789,704
Total assets	$ 4,452,979	3,194,755
Partners' equity	$ 4,324,989	3,066,765

	December 31,	December 31,
	2009	2009

	(As previously reported)	(As restated)
Condensed Statements of Operations

Depreciation	$ -	28,887
Net loss	$ (8,869)	(37,756)
Net loss per limited partnership unit	$ (0.86)	(3.66)

	December 31,	December 31,
	2009	2009

	(As previously reported)	(As restated)
Condensed Statements of Cash Flows

Net loss	$ (8,869)	(37,756)
Depreciation	$ -	28,887

For Year Ended December 31, 2008:
	December 31,	December 31,
	2008	2008

	(As previously reported)	(As restated)
Condensed Statements of Operations

Depreciation	$ -	145,190
Net income	$ 496,448	351,258
Net income per limited partnership unit	$ 48.16	34.07

	December 31,	December 31,
	2008	2008

	(As previously reported)	(As restated)
Condensed Statements of Cash Flows

Net income	$ 496,448	351,258
Depreciation	$ -	145,190

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

Management’s Annual Report on Internal Control over Financial Reporting. Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2010.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers.  The Individual General Partner of the Partnership is Joseph M. Jayson.  The directors and executive officers of Realmark Properties, Inc., the Partnership’s Corporate General Partner, as of December 31, 2010, are listed below.  Each director is subject to election on an annual basis.

Name	Title of All Positions Held with the Corporate General Partner	Year First Elected to Position
Joseph M. Jayson	Chairman of the Board, President and Treasurer	1979

Judith P. Jayson	Vice President and Director	1979

Joseph M. Jayson and Judith P. Jayson are married to each other.

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 72, is Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies:  U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation.  In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A.  Mr. Jayson has been in the real estate business for the last 48 years and is a Certified Property Manager as designated by the Institute of Real Estate Management (“I.R.E.M.”).  Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management.  Mr. Jayson has for the last 48 years been engaged in various aspects of real estate brokerage and investment.  He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm.  Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships.  For the past 29 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 70, is currently Vice President and a Director of Realmark Properties, Inc.  She is also a Director of the property management affiliate, Realmark Corporation.  Mrs. Jayson has been involved in property management for the last 39 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs.  Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System.  Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the audit committee are Joseph M. Jayson and Patricia Lovullo Danwin, CPA.

Audit Committee Financial Expert
The Directors and Executive Officers of the Corporate General Partner have determined that Patricia Lovullo Danwin, CPA is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Ms. Danwin is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel.  Ms. Danwin is not independent as a result of being a former employee of an affiliate of the Corporate General Partner.

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

Realmark Property Investors Limited Partnership - II
Attention:  Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11:  EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2010.  The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 912 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2010.  The general partners and the executive officers of the Corporate General Partner, as of December 31, 2010, owned 8 units of limited partnership interest.  The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement:  EFP Rotenberg, L.L.P. was engaged as the Partnership’s independent auditor for the years 2010 and 2009.  All fees incurred for the years ended December 31, 2010 and 2009 were approved by the Audit Committee.

Audit Fees:  Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s annual report on Form 10-K and those financial statements included in the Partnership’s quarterly reports on Form 10-Q by EFP Rotenberg L.L.P. for the years ended December 31, 2010 and 2009 amounted to $17,000.

Audit-Related Fees:  None.

Tax Fees:  The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2010 and 2009.  The fees for the services amounted to $8,550 for the years ended December 31, 2010 and 2009.

All Other Fees:  None.

The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee.  All fees related to 2010 were pre-approved by the Audit Committee.

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

The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors.  During 2010 and 2009, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards.  In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Audit Committee discussed with the Partnership’s independent auditors the overall scope and plans for their audit.  The Audit Committee meets with the independent auditors to discuss the results of their examinations, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2010.

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - II

By: /s/Joseph M. Jayson	March 31, 2011
JOSEPH M. JAYSON,	Date
Individual General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
Corporate General Partner

/s/Joseph M. Jayson	March 31, 2011
JOSEPH M. JAYSON,	Date
President, Treasurer and Director

/s/Judith P. Jayson	March 31, 2011
JUDITH P. JAYSON,	Date
Vice President and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Realmark Property Investors Limited Partnership - II

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - II as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 2010. Realmark Property Investors Limited Partnership - II’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 31, 2011

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Balance Sheets
December 31, 2010 and 2009

Assets	2010	2009
		(As restated)

Property and equipment, at cost:
Land	$ 518,481	$ 518,481
Buildings and improvements	4,334,925	4,334,925
Furniture and equipment	9,950	9,950

	4,863,356	4,863,356
Less accumulated depreciation	(3,817,770)	(3,789,704)

Net property and equipment	1,045,586	1,073,652

Equity interest in unconsolidated
joint ventures in excess of investment	1,173,349	1,133,045
Cash and equivalents	324,006	341,890
Accounts receivable	15,058	9,854
Receivables from affiliates	581,089	604,589
Other assets	31,181	31,725

Total assets	$ 3,170,269	$ 3,194,755

Liabilities and Partners' Equity

Liabilities:
Accounts payable and accrued expenses	$ 54,425	39,964
Security deposits and prepaid rents	68,844	88,026

Total liabilities	123,269	127,990

Partners' equity:
General partners	660,693	661,286
Limited partners	2,386,307	2,405,479

Total partners' equity	3,047,000	3,066,765

Total liabilities and partners' equity	$ 3,170,269	$ 3,194,755

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statements of Operations
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
		(As restated)	(As restated)
Income:
Rental	$ 644,108	663,437	870,192
Interest and other	12,311	9,830	5,509

Total income	656,419	673,267	875,701

Expenses:
Property operations	493,713	523,574	583,058
Administrative:
Affiliates	80,966	94,769	118,430
Other	113,743	105,583	134,973
Depreciation expense	28,066	28,887	145,190

Total expenses	716,488	752,813	981,651

Loss before equity in earnings of
unconsolidated joint ventures	(60,069)	(79,546)	(105,950)

Equity in earnings of unconsolidated
joint ventures	40,304	41,790	457,208

Net income (loss)	$ (19,765)	(37,756)	351,258

Net income (loss) per limited partnership unit	$ (1.92)	(3.66)	34.07

Weighted average number of limited partnership
units outstanding	10,000	10,000	10,000

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statements of Partners’ Equity
Years ended December 31, 2010, 2009 and 2008

	General	Limited Partners
	Partners	Units	Amount

Balances at December 31, 2007 (Restated)	$ 651,881	10,000	2,101,382

Net income	10,538	-	340,720

Balances at December 31, 2008 (Restated)	662,419	10,000	2,442,102

Net loss	(1,133)	-	(36,623)

Balances at December 31, 2009 (Restated)	661,286	10,000	2,405,479

Net loss	(593)	-	(19,172)

Balances at December 31, 2010	$ 660,693	10,000	2,386,307

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
		(As restated)	(As restated)
Cash flows from operating activities:
Net income (loss)	$ (19,765)	(37,756)	351,258
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation	28,066	28,887	145,190
Equity in earnings of joint ventures	(40,304)	(41,790)	(457,208)
Changes in:
Accounts receivable	18,296	548	6,883
Other assets	544	5,648	(456,311)
Accounts payable and accrued expenses	14,461	28,332	(19,174)
Security deposits and prepaid rents	(19,182)	10,598	24,544

Net cash used in operating
activities	(17,884)	(5,533)	(404,818)

Net decrease in cash and equivalents	(17,884)	(5,533)	(404,818)

Cash and equivalents at beginning of year	341,890	347,423	752,241

Cash and equivalents at end of year	$ 324,006	341,890	347,423

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets.  At December 31, 2010, no impairment in value has been recognized.

(d)	Cash and Equivalents
Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity period of three months or less.

(e)	Concentrations of Credit Risk

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
The fair value of the Partnership’s financial instruments approximated their carrying values at December 31, 2010.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(2)	Summary of Significant Accounting Policies, Continued

(j)	Income Allocation and Distributable Cash Flow, Continued

The partnership agreement also provides for the distribution to the partners of net cash flow from operations.  In connection with the pending sale of the Partnership’s properties (note 8), it is anticipated that there will be no future distributions of net cash flow from operations.  Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will not be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There were no distributions to partners made in 2010, 2009, or 2008.

(k)	Income Taxes

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

(l)	Segment Information
The Partnership’s operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(3) Restatement of Financial Statements

We are restating earnings to record depreciation expense for the years ended December 31, 2008 and 2009 as if the property had been held for use during those periods According to generally accepted accounting principles, the partnership has not met the available for sale criteria for its properties marketed for sale.  Generally accepted accounting principles require that property be reclassified as held and used if the property is not available for sale at a price that is reasonable in relation to its current fair value.

The following tables summarize the effect of the restatement on the specific items presented for the year ended December 31, 2009.

For Year Ended December 31, 2009:
	December 31,	December 31,
	2009	2009

	(As previously reported)	(As restated)
Condensed Balance Sheet

Accumulated depreciation	$ 2,531,480	3,789,704
Total assets	$ 4,452,979	3,194,755
Partners' equity	$ 4,324,989	3,066,765

	December 31,	December 31,
	2009	2009

	(As previously reported)	(As restated)
Condensed Statements of Operations

Depreciation	$ -	28,887
Net loss	$ (8,869)	(37,756)
Net loss per limited partnership unit	$ (0.86)	(3.66)

	December 31,	December 31,
	2009	2009

	(As previously reported)	(As restated)
Condensed Statements of Cash Flows

Net loss	$ (8,869)	(37,756)
Depreciation	$ -	28,887

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(3) Restatement of Financial Statements, Continued

For Year Ended December 31, 2008:
	December 31,	December 31,
	2008	2008

	(As previously reported)	(As restated)
Condensed Statements of Operations

Depreciation	$ -	145,190
Net income	$ 496,448	351,258
Net income per limited partnership unit	$ 48.16	34.07

	December 31,	December 31,
	2008	2008

	(As previously reported)	(As restated)
Condensed Statements of Cash Flows

Net income	$ 496,448	351,258
Depreciation	$ -	145,190

(4)	Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park.  The carrying value of the assets of Northwind Office Park amounted to $1,045,585 and $1,073,652 at December 31, 2010 and 2009, respectively.  The property generated a net loss of $19,765 and $37,756 for the years ended December 31, 2010 and 2009, respectively.

(5)Investments in Unconsolidated Joint Ventures

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(5)  Investments in Unconsolidated Joint Ventures, Continued

Summary financial information of the Joint Venture follows:

Balance Sheet Information

	December 31,
Assets	2010	2009

Cash and equivalents	$ 1,237,924	1,344,645
Receivable from affiliates	1,080,298	1,012,490
Accrued interest receivable	338,017	253,513

Total assets	$ 2,656,239	2,610,648

Liabilities and Partners' Equity

Liabilities:
Accounts payable and accrued expenses	25	-
Payables to affiliates	521,624	556,666

Total liabilities	521,649	556,666

Partners' Equity:
The Partnership	1,067,295	1,026,991
RPILP - VI A	1,067,295	1,026,991

Total partners' equity	2,134,590	2,053,982

Total liabilities and partners' equity	$ 2,656,239	2,610,648

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(5)Investments in Unconsolidated Joint Ventures, Continued

Operating Information

	Years ended December 31,
	2010	2009	2008
Income:
Interest	$ 84,504	84,504	84,504
Other	-	-	1,654,339

Total income	84,504	84,504	1,738,843

Expenses:
Property operations
Interest	642	892	1,071
Administrative:
Affiliates	-	-	93,092
Other	3,254	32	730,264

Total expenses	3,896	924	824,427

Net income	$ 80,608	83,580	914,416

Allocation of net income:
The Partnership	40,304	41,790	457,208
RPILP - VI A	40,304	41,790	457,208

Total	$ 80,608	83,580	914,416

A reconciliation of the Partnership’s investment in Research Triangle Industrial Park Joint Venture
is as follows:

	2010	2009	2008
Investment in Joint Venture at
beginning of year	$ 1,026,991	985,201	527,993
Allocated net income	40,304	41,790	457,208

Equity interest in excess of investment
at end of year	$ 1,067,295	1,026,991	985,201

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(5)	Investments in Unconsolidated Joint Ventures, Continued

In 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture.  The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West.  This land was placed into the Land Joint Venture by Research Triangle Industrial Park West.  The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership.  The value allocated to the land in this joint venture upon acquisition was $412,500.  In 2001, a portion of the land was sold for a gain of $180,199.  The Partnership’s remaining investment in the land amounted to $108,997 at December 31, 2005.  In July 2006, the land was sold for a purchase price of $1,371,704.  The Partnership received a distribution in the amount of $711,314 related to the sale of the land.  There are two purchase money notes totaling $143,312.  The Partnership’s basis in the investment in the land has been adjusted to approximately 67% of the remaining partner’s equity, which amounted to $106,054 at December 31, 2010 and 2009.

(6) Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement.  A summary of those items follows:

	2010	2009	2008
Property management fees based on a percent-
age (generally 5%) of the rental income	$ 38,713	40,145	54,424

Reimbursement for cost of services to the
Partnership that include investor relations,
marketing of properties, supplies, professional
fees, communications, accounting, printing,
postage and other items	42,252	54,624	64,006

	$ 80,965	94,769	118,430

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations.    Receivables from affiliated parties are payable on demand and bear interest at 8% in 2010, 2009 and 2008.

Loan placement fees are paid or accrued to an affiliate of the general partners.  The fee is calculated at 1% of the mortgage loan amounts.  No such fees were paid during the years ended December 31, 2010, 2009 and 2008.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(6)	Related Party Transactions, Continued

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

In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 5 years.  Future rentals to be received on non-cancelable operating leases with terms of more than one year are as follows:

2011	$ 520,190
2012	402,391
2013	220,548
2014	38,935
2015	16,275

$ 1,198,339
(8)	Settlement of Lawsuit

As previously reported, the Partnership, as a nominal defendant, the general partners of the Partnership and of affiliated public Partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(8)	Settlement of Lawsuit, Continued

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

										Schedule III
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
AND SUBSIDIARY

Real Estate and Accumulated Depreciation
December 31, 2010

		Initial Cost to		Cost
		Partnership		capitalized							Date
Property				subsequent to			Buildings and		Accumulated		of	Date	Date
Description	Encumbrances	Land	Buildings	acquisition	Retirements	Land	improvements	Total	depreciation*	Retirements	construction	acquired	sold

Northwind
Office Park
E. Lansing, MI	$ -	518,481	3,415,895	928,980	-	518,481	4,334,925	4,853,406	3,817,770	-	1973	12/83	N/A

Research
Triangle JV
Raleigh, NC	-	750,612	4,920,738	336,053	(6,007,403)	-	-	-	3,794,811	(3,794,811)	1983	12/83	12/06

Research Triangle
Land JV
Raleigh, NC	-	412,500	-	20,484	(432,984)	-	-	-	-	-	-	8/92	7/06

	$ -	1,163,112	4,920,738	356,537	(6,440,387)	-	-	-	3,794,811	(3,794,811)

Schedule III, Cont.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Real Estate and Accumulated Depreciation
December 31, 2010, 2009 and 2008

(1)	Cost for Federal income tax purposes is $4,863,406

(2)	A reconciliation of the carrying amount of land and buildings as of December 31, 2010, 2009 and 2008 follows:

	Partnership Properties
	2010	2009	2008
		(As restated)	(As restated)

Balance at beginning of year	$ 4,863,406	4,863,406	4,863,406
Additions	-	-	-

Balance at end of year	$ 4,853,406	4,853,406	4,853,406

(3)	A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2010, 2009 and 2008 follows:

	Partnership Properties
	2010	2009	2008
		(As restated)	(As restated)

Balance at beginning of year (4)	$ 3,817,770	3,789,704	3,760,817

(4) Balance applies entirely to buildings and improvements.