Form 10-Q
period 2011-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2011-05-16
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Balance Sheets

	(Unaudited)
	March 31,	December 31,
Assets	2011	2010

Property and equipment at cost	$ 4,863,356	4,863,356
Less accumulated depreciation	(3,824,992)	(3,817,770)
	1,038,364	1,045,586
Equity interest in unconsolidated joint
ventures in excess of investment	1,183,885	1,173,349
Cash and equivalents	285,588	324,006
Accounts receivable	12,685	15,058
Receivable from affiliates	573,789	581,089
Other assets	59,020	31,181

Total assets	$ 3,153,331	3,170,269

Liabilities and Partners' Equity

Accounts payable and accrued expenses	39,574	54,425
Security deposits and prepaid rent	75,219	68,844
Partners' equity	3,038,538	3,047,000

Total liabilities and partners' equity	$ 3,153,331	3,170,269

Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,

	2011	2010

Rental income	$ 155,204	174,865
Other income	536	9,251

Total income	155,740	184,116

Property operating costs	120,921	127,838
Administrative expense - affiliates	21,701	23,123
Other administrative expenses	24,894	21,394
Depreciation	7,222	7,222

Total expenses	174,738	179,577

Income (loss) before equity in earnings of
unconsolidated joint ventures	(18,998)	4,539

Equity in earnings of unconsolidated
joint ventures	10,536	10,278

Net income (loss)	$ (8,462)	14,817

Net income (loss) per limited partnership unit	$ (0.82)	1.44

Weighted average limited partnership
units outstanding	10,000	10,000

Condensed Statements of Cash Flows
(Unaudited)
	Three months ended March 31,

	2011	2010
Cash used in:
Operating activities:
Net income (loss)	$ (8,462)	14,817
Adjustments:
Depreciation	7,222	7,222
Equity in earnings of joint ventures	(10,535)	(10,278)
Other, principally changes in other assets
and liabilities	(26,643)	(71,869)

Net cash used in operating activities	(38,418)	(60,108)

Cash and equivalents at beginning of period	324,006	341,890

Cash and equivalents at end of period	$ 285,588	281,782

Notes to Financial Statements
Three months ended March 31, 2011 and 2010
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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2010 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment

At March 31, 2011, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

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

Balance Sheet Information

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Cash and equivalents	$ 1,223,281	1,237,924
Receivable from affiliates	1,087,598	1,080,298
Accrued interest receivable	359,143	338,017

Total assets	$ 2,670,022	2,656,239

Liabilities:
Accounts payable and accrued expenses	33	25
Payable to affiliates	514,327	521,624

Total liabilities	514,360	521,649

Partners' equity:
The Partnership	1,077,831	1,067,295
RPILP - VI A	1,077,831	1,067,295

Total partners' equity	2,155,662	2,134,590

Total liabilities and partners' equity	$ 2,670,022	2,656,239

Operating Information
(Unaudited)
	Three months ended March 31,

	2011	2010
Income:
Interest income	$ 21,126	21,126

Expenses:
Interest	3	235
Administrative	51	335

Total expenses	54	570

Net income	$ 21,072	20,556

Allocation of net income:
The Partnership	10,536	10,278
RPILP - VI A	10,536	10,278

	$ 21,072	20,556

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $38,000 and $60,000 during the three month periods ended March 31, 2011 and 2010, respectively. The Partnership made no distributions to limited partners in the first three months of 2011 and 2010. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first three months of 2010, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $23,000 from  net income of $5,000 in 2010 to a net loss of $18,000 in 2011.

Total income for the three months ended March 31, 2011  decreased approximately $28,000 when compared to the same period in 2010.  A decrease in monthly rents resulted in an decrease in rental income of approximately $20,000, while other income decreased approximately $8,000.  Total expenses decreased approximately $5,000.  Property operations decreased approximately $7,000 due to a decrease in contracted services and payroll expense during the three months ended March 31, 2011.  Other administrative expense increased approximately $4,000 due to a increase in legal and other professional expenses. Administrative expense to affiliates decreased approximately $2,000 due to a decrease in portfolio reimbursed expenses.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court.  The Partnership’s settlement of this litigation was described in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

May 16, 2011	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer