Form 10-Q
period 2011-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2011-08-15
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

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

Item 1 - Financial Statements

Condensed Balance Sheets

	(Unaudited)
	June 30,	December 31,
Assets	2011	2010

Property and equipment, at cost	$ 4,863,356	4,863,356
Less accumulated depreciation	(3,832,214)	(3,817,770)
	1,031,142	1,045,586
Equity interest in unconsolidated joint
ventures in excess of investment	1,194,374	1,173,349
Cash and equivalents	256,435	324,006
Accounts receivable	11,936	15,058
Receivable from affiliates	570,789	581,089
Other assets	27,846	31,181

Total assets	$ 3,092,522	3,170,269

Liabilities and Partners' Equity

Accounts payable and accrued expenses	63,151	54,425
Security deposits and prepaid rent	52,517	68,844
Partners' equity	2,976,854	3,047,000

Total liabilities and partners' equity	$ 3,092,522	3,170,269

See accompanying notes to the financial statements.

Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Rental income	$ 154,230	159,156	309,434	334,021
Other income	1,165	1,663	1,701	10,914

Total income	155,395	160,819	311,135	344,935

Property operating costs	108,887	118,457	229,808	246,294
Administrative expense - affiliates	22,746	15,789	44,447	38,912
Other administrative expenses	88,713	39,025	113,607	60,419
Depreciation	7,222	7,222	14,444	14,444

Total expenses	227,568	180,493	402,306	360,069

Loss before equity in earnings of
unconsolidated joint ventures	(72,173)	(19,674)	(91,171)	(15,134)

Equity in earnings of unconsolidated
joint ventures	10,489	9,159	21,025	19,437

Net income (loss)	$ (61,684)	(10,515)	(70,146)	4,303

Net income (loss) per limited partnership unit	$ (5.98)	(1.20)	(6.80)	0.42

Weighted average limited partnership
units outstanding	10,000	10,000	10,000	10,000

Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2011	2010
Cash used in:
Operating activities:
Net loss	$ (70,146)	4,303
Adjustments:
Depreciation	14,444	14,444
Equity in earnings of joint ventures	(21,025)	(19,437)
Other, principally changes in other assets
and liabilities	9,156	(37,248)

Net cash used in operating activities	(67,571)	(37,938)

Cash and equivalents at beginning of period	324,006	341,890

Cash and equivalents at end of period	$ 256,435	303,952

See accompanying notes to the financial statements.

Notes to Financial Statements
Six months ended June 30, 2011 and 2010
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

Property and Equipment

At June 30, 2011, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

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

Investment in Other Joint Ventures

At June 30, 2011, the Partnership also held an interest in a land joint venture with affiliated entities through common general partners.  The investment in this joint ventures relates solely to land and its value has remained at $106,226 as of June 30, 2011 and December 31, 2010.

Balance Sheet Information

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Cash and equivalents	$ 1,217,134	1,237,924
Receivable from affiliates	1,090,133	1,080,298
Accrued interest receivable	380,269	338,017

Total assets	$ 2,687,536	2,656,239

Liabilities:
Accounts payable and accrued expenses	34	25
Payable to affiliates	511,206	521,624

Total liabilities	511,240	521,649

Partners' equity:
The Partnership	1,088,148	1,067,295
RPILP - VI A	1,088,148	1,067,295

Total partners' equity	2,176,296	2,134,590

Total liabilities and partners' equity	$ 2,687,536	2,656,239

Operating Information
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010
Income:
Interest income	$ 21,126	21,126	42,252	42,252

Expenses:
Interest	3	238	6	473
Administrative	145	2,570	196	2,905

Total expenses	148	2,808	202	3,378

Net income	$ 20,978	18,318	42,050	38,874

Allocation of net income:
The Partnership	10,489	9,159	21,025	19,437
RPILP - VI A	10,489	9,159	21,025	19,437

	$ 20,978	18,318	42,050	38,874

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $67,000 and $38,000 during the six month periods ended June 30, 2011 and 2010, respectively. The Partnership made no distributions to limited partners in the first six months of 2011 and 2010. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the same three and six months of 2010, the Partnership's income, excluding equity in earnings from joint ventures, decreased approximately $52,000 and $76,000 from a net loss of $19,000 and  $15,000 in 2010 to net loss of $72,000 and $91,000 in 2011.

Total income for the  three and six months ended June 30, 2011  decreased approximately $5,000 and $34,000 when compared to the same periods in 2010.  A decrease in monthly rents resulted in an decrease in rental income of approximately $5,000 and $25,000, while other income decreased approximately $1,000 and $9,000.  Total expenses increased approximately $47,000 and $42,000.  Property operations decreased approximately $10,000 and $16,000 due to a decrease in contracted services and payroll expense during the three and six months ended June 30, 2011.  Other administrative expense increased approximately $50,000 and $53,000 due to a increase in legal and other professional expenses. Administrative expense to affiliates increased approximately $7,000 and $5,000 due to a increase in portfolio reimbursed expenses.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Item 5.  Other Information

Reports on Form 8-K

      None.

Item 6. Exhibits

31.	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

August 15, 2011	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer