Form 10-Q
period 2011-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2011-11-14
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        Yes ☐    No ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Balance Sheets

	(Unaudited)
	September 30,	December 31,
Assets	2011	2010

Property and equipment, at cost	$ 4,870,606	4,863,356
Less accumulated depreciation	(3,839,435)	(3,817,770)
	1,031,171	1,045,586
Equity interest in unconsolidated joint
ventures in excess of investment	1,120,058	1,173,349
Cash and equivalents	270,646	324,006
Accounts receivable	15,688	15,058
Receivable from affiliates	551,750	581,089
Other assets	59,857	31,181

Total assets	$ 3,049,170	3,170,269

Liabilities and Partners' Equity

Accounts payable and accrued expenses	7,255	54,425
Security deposits and prepaid rent	66,139	68,844
Partners' equity	2,975,776	3,047,000

Total liabilities and partners' equity	$ 3,049,170	3,170,269

See accompanying notes to the financial statements.

Condensed Statements of Operations
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2011	2010	2011	2010

Rental income	$ 143,079	159,832	452,513	493,853
Other income	1,183	986	2,884	11,900

Total income	144,262	160,818	455,397	505,753

Property operating costs	118,543	137,112	348,351	383,406
Administrative expense - affiliates	21,621	29,242	66,068	68,154
Other administrative expenses	8,511	19,975	122,118	80,394
Depreciation	7,221	7,202	21,665	21,606

Total expenses	155,896	193,531	558,202	553,560

Loss before equity in earnings of
unconsolidated joint ventures	(11,634)	(32,713)	(102,805)	(47,807)

Equity in earnings of unconsolidated
joint ventures	10,556	10,480	31,581	29,917

Net loss	$ (1,078)	(22,233)	(71,224)	(17,890)

Net loss per limited partnership unit	$ (0.11)	(2.16)	(6.91)	(1.74)

Weighted average limited partnership
units outstanding	10,000	10,000	10,000	10,000

Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended Sept. 30,

	2011	2010
Cash used in:
Operating activities:
Net loss	$ (71,224)	(17,890)
Adjustments:
Depreciation	21,665	21,606
Equity in earnings of joint ventures	(31,581)	(29,917)
Other, principally changes in other assets
and liabilities	27,780	(36,107)

Net cash used in operating activities	(53,360)	(62,308)

Cash and equivalents at beginning of period	324,006	341,890

Cash and equivalents at end of period	$ 270,646	279,582

See accompanying notes to the financial statements.

Notes to Financial Statement
Nine months ended September 30, 2011 and 2010
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

Property and Equipment

At September 30, 2011, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

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

Investment in Other Joint Ventures

At September 30, 2011, the Partnership also held an interest in a land joint venture with affiliated entities through common general partners.  The investment in this joint ventures relates solely to land and its value is $21,181 and $106,226 as of September 30, 2011 and December 31, 2010, respectively.

Balance Sheet Information

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Cash and equivalents	$ 1,153,668	1,237,924
Receivable from affiliates	1,130,937	1,080,298
Accrued interest receivable	401,395	338,017

Total assets	$ 2,686,000	2,656,239

Liabilities:
Accounts payable and accrued expenses	34	25
Payable to affiliates	488,212	521,624

Total liabilities	488,246	521,649

Partners' equity:
The Partnership	1,098,877	1,067,295
RPILP - VI A	1,098,877	1,067,295

Total partners' equity	2,197,754	2,134,590

Total liabilities and partners' equity	$ 2,686,000	2,656,239

Operating Information
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2011	2010	2011	2010
Income:
Interest income	$ 21,129	21,126	63,381	63,378

Expenses:
Interest	12	166	18	639
Administrative	3	-	199	2,905

Total expenses	15	166	217	3,544

Net income	$ 21,114	20,960	63,164	59,834

Allocation of net income:
The Partnership	10,557	10,480	31,582	29,917
RPILP - VI A	10,557	10,480	31,582	29,917

	$ 21,114	20,960	63,164	59,834

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $53,000 and $62,000 during the nine month periods ended September 30, 2011 and 2010, respectively. The Partnership made no distributions to limited partners in the first nine months of 2011 and 2010. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the same three and nine months of 2010, the Partnership's loss, excluding equity in earnings from joint ventures, decreased approximately $21,000 and increased $55,000 from a net loss of $33,000 and  $47,000 in 2010 to net loss of $12,000 and $102,000 in 2011.

Total income for the three and nine months ended September 30, 2011  decreased approximately $17,000 and $50,000 when compared to the same periods in 2010.  A decrease in monthly rents resulted in an decrease in rental income of approximately $17,000 and $41,000, while other income decreased approximately $9,000 for the nine month period ended September 30, 2011.  Total expenses decreased approximately $37,000 for the three months ended September 30, 2011 and increased approximately $5,000 for the nine month period ended September 30, 2011.  Property operations decreased approximately $18,000 and $35,000 due to a decrease in contracted services and payroll expense during the three and nine months ended September 30, 2011.  Other administrative expense decreased approximately $11,000 for the three month period ended September 30, 2011 and increased approximately $42,000 for the nine month period ended September 30, 2011. Administrative expense to affiliates decreased approximately $8,000 and $2,000 due to a decrease in portfolio reimbursed expenses.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

November 14, 2011	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer