Form 10-K
period 2011-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2012-04-16
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 0-11909

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
(Exact Name of Registrant as specified in its Charter)

Delaware	16-1212761
(State of Formation)	(I.R.S. Employer Identification No.)

2350 North Forest Road, Getzville, New York 14068
         (Address of Principal Executive Office)

Registrant’s Telephone Number, including area code:                (716) 636-9090

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

Large accelerated filer  [ ]       Accelerated filer  [ ]

Non-accelerated filer  (Do not check if a smaller reporting company)   [ ]        Smaller reporting company   [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ] Yes                                [X] No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a count.
[   ] Yes                      [X] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed document should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

The Partnership’s primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners.  At December 31, 2011, the Partnership, owned an office complex in Michigan (Northwind Office Park), and is a partner in two joint ventures.  It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina.  In July 2006, the land associated with the Research Land Joint Venture was sold to an unaffiliated party. Additionally, in December 2006, the office complex known as Research Triangle in Durham, North Carolina was sold to an unaffiliated party.  The only remaining property, Northwind Office Park, is currently being actively marketed for sale.

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership’s properties are located.  The Partnership has no real property investments located outside the United States.  The Partnership does not segregate revenue or assets by geographic region, since, in management’s view, such a presentation would not be significant to an understanding of the Partnership’s business or financial results taken as a whole.  As of December 31, 2011, the Partnership did not directly employ any persons in a full-time position.  All persons who regularly rendered services on behalf of the Partnership through December 31, 2011 were employees of the Corporate General Partner or its affiliates.

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

Risks for Investors

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

As of December 31, 2011, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan.  The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet.  The 2011 and 2010 year-end occupancy rates were 50% and 57%, respectively.  As of December 31, 2011 there is no mortgage loan on the Northwind property.

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future.  Accordingly, information as to the market value of a unit at any given date is not available.  As of December 31, 2011, there were 1,026 record holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends.  It does, however, make distributions of cash to its partners.  The partnership agreement provides for the distribution to the partners of net cash flow from operations.  All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There was a $300,000 distribution made to partners in 2011.  There were no distributions to partners made in 2010.

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

ITEM 6:  SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2011	2010	2009	2008	2007
Balance sheet data
Net rental property	$ 1,023,949	1,045,585	1,073,652	1,102,539	1,247,729
Total assets	2,678,954	3,170,269	3,194,755	3,193,581	2,828,524
Partners' equity	2,598,869	3,047,000	3,066,765	3,104,521	2,753,263
	-	-
Operating data
Rental income	597,353	644,108	663,437	870,192	837,250
Other income	3,810	12,311	9,830	5,509	34,410

Total revenue	601,163	656,419	673,267	875,701	871,660

Property operating costs	452,403	493,713	523,574	583,058	617,846
Administrative expenses	309,319	194,709	200,352	253,403	254,362
Depreciation expense	28,887	28,066	28,887	145,190	151,528

Total expenses	790,609	716,488	752,813	981,651	1,023,736

Loss before joint venture
operations and gain on sale of property
of property	(189,446)	(60,069)	(79,546)	(105,950)	(152,076)

Equity in earnings of unconsolidated
joint ventures	41,315	40,304	41,790	457,208	6,875

Net income (loss)	(148,131)	(19,765)	(37,756)	351,258	(145,201)

Cash flow data
Net cash provided by:
Operating activities	255,705	(17,884)	(5,533)	(404,818)	(23,409)
Investing activities	(7,250)	-	-	-	-
Financing activities	(300,000)	-	-	-	-

Net decrease in cash and
equivalents	(51,545)	(17,884)	(5,533)	(404,818)	(23,409)

Per limited partnership unit:
Net income (loss)	$ (14.37)	(1.92)	(3.66)	34.07	(14.08)

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale.  There was a $300,000 distribution made to partners in 2011.  There were no distributions to partners made in 2010.  In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.  These distributions will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership’s properties.

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

Results of Operations:

The results of operations of the Partnership, excluding equity in earnings from joint ventures for the year ended December 31, 2011 and 2010, produced a net loss of $189,446 and $60,069, respectively.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2011 as compared to 2010

Rental Income decreased approximately $47,000 due to an increase in vacancies.  Interest and other income decreased approximately $8,000 due to a decrease in miscellaneous income such as early termination fees, damage charges, furniture rental and late charges.

Total expenses increased approximately 10% for the year ended December 31, 2011.  Property operations decreased approximately $41,000 due to a decrease in payroll and employee benefits of $35,000, property taxes of $13,000 and repairs and maintenance of $13,000, offset by an increase in contracted services of $7,000 and utilities of $13,000.  Administrative expenses increased approximately $115,000 due to a increase in professional fees and bad debt expense.

Joint Venture

The Joint Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006.  In 2011, the Joint Venture recorded interest income of approximately $84,000 due to an advance of funds to an affiliated party in December 2006. Total expenses decreased from approximately $4,000 in 2010 to $2,000 in 2011.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Partnership’s management, including the Partnership’s Individual General Partner and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Partnership’s Individual General Partner and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of such period end.  Management will endeavor to enhance the Partnership’s disclosure controls and procedures to cause them to become effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2011.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers.  The Individual General Partner of the Partnership is Joseph M. Jayson.  The directors and executive officers of Realmark Properties, Inc., the Partnership’s Corporate General Partner, as of December 31, 2011, are listed below.  Each director is subject to election on an annual basis.

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

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 73, is Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies:  U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation.  In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A.  Mr. Jayson has been in the real estate business for the last 49 years and is a Certified Property Manager as designated by the Institute of Real Estate Management (“I.R.E.M.”).  Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management.  Mr. Jayson has for the last 49 years been engaged in various aspects of real estate brokerage and investment.  He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm.  Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships.  For the past 30 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 71, is currently Vice President and a Director of Realmark Properties, Inc.  She is also a Director of the property management affiliate, Realmark Corporation.  Mrs. Jayson has been involved in property management for the last 40 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs.  Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System.  Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee

The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the audit committee are Joseph M. Jayson and Peter Minotti.

Audit Committee Financial Expert

The Directors and Executive Officers of the Corporate General Partner have determined that Peter Minotti is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Mr. Minotti is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel.  Mr. Minotti is not independent as a result of being a employee of an affiliate of the Corporate General Partner.

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

Realmark Property Investors Limited Partnership - II
Attention:  Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11:  EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2011.  The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 912 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2011.  The general partners and the executive officers of the Corporate General Partner, as of December 31, 2011, owned 8 units of limited partnership interest.  The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The properties of the Partnership and its subsidiary are managed by Realmark Corporation, an affiliate of the Partnership’s Corporate General Partner, for a fee of generally 5% of annual net rental income of the properties.  Realmark Corporation and the Corporate General Partner are also reimbursed for disbursements made on behalf of the Partnership.  Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled “Related Party Transactions.”

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement:  Malin, Bergquist & Co., LLP was engaged as the Partnership’s independent auditors for the year 2011.  EFP Rotenberg, LLP was engaged as the Partnership’s independent auditors for the year 2010.  All fees incurred for the years ended December 31, 2011 and 2010 were approved by the Audit Committee.

Audit Fees:  Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s quarterly reports on Form 10-Q by EFP Rotenberg, LLP for the year ended December 31, 2011 amounted to $6,000.  Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s annual report on Form 10-K by Malin, Bergquist & Co., LLP for the year ended December 31, 2011 amounted to $11,000.

Audit-Related Fees:  None.

Tax Fees:  The Partnership engaged Toski & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2011 and 2010.  The fees for the services amounted to $8,550 for the years ended December 31, 2011 and 2010.

All Other Fees:  None.

The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee.  All fees related to 2011 were pre-approved by the Audit Committee.

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

The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors.  During 2011 and 2010, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards.  In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Audit Committee discussed with the Partnership’s independent auditors the overall scope and plans for their audit.  The Audit Committee meets with the independent auditors to discuss the results of their examinations, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2011.

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - II

By: /s/Joseph M. Jayson	April 16, 2012
JOSEPH M. JAYSON,	Date
Individual General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: REALMARK PROPERTIES, INC.
       Corporate General Partner

/s/Joseph M. Jayson	April 16, 2012
JOSEPH M. JAYSON,	Date
President, Treasurer and Director

/s/Judith P. Jayson	April 16, 2012
JUDITH P. JAYSON,	Date
Vice President and Director

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

To the Board of Directors and Partners of
Realmark Property Investors Limited Partnership - II
Getzville, New York

We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - II (the Company) as of December 31, 2011, and the related consolidated statements of operations and partners’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Pittsburgh, Pennsylvania
April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Realmark Property Investors Limited Partnership - II

We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - II as of December 31, 2010 and the related consolidated statements of operations, partners' equity and cash flows for each of the years in the two-year period ended December 31, 2010. Realmark Property Investors Limited Partnership - II’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II as of December 31, 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 31, 2011

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Balance Sheets
December 31, 2011 and 2010

Assets	2011	2010

Property and equipment, at cost:
Land	$ 518,481	518,481
Buildings and improvements	4,342,175	4,334,925
Furniture and equipment	9,950	9,950

	4,870,606	4,863,356
Less accumulated depreciation	(3,846,657)	(3,817,770)

Net property and equipment	1,023,949	1,045,586

Equity interest in unconsolidated
joint ventures	1,129,791	1,173,349
Cash and equivalents	272,461	324,006
Accounts receivable, net	3,038	15,058
Receivables from affiliates, net	218,809	581,089
Other assets	30,906	31,181

Total assets	$ 2,678,954	3,170,269

Liabilities and Partners' Equity

Liabilities:
Accounts payable and accrued expenses	15,358	54,425
Security deposits and prepaid rents	64,727	68,844

Total liabilities	80,085	123,269

Partners' equity:
General partners	647,249	660,693
Limited partners	1,951,620	2,386,307

Total partners' equity	2,598,869	3,047,000

Total liabilities and partners' equity	$ 2,678,954	3,170,269

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statements of Operations
Years ended December 31, 2011 and 2010

	2011	2010

Income:
Rental	$ 597,353	644,108
Interest and other	3,810	12,311

Total income	601,163	656,419

Expenses:
Property operations	452,403	493,713
Administrative:
Affiliates	178,548	131,139
Other	130,771	63,570
Depreciation expense	28,887	28,066

Total expenses	790,609	716,488

Loss before equity in earnings of
unconsolidated joint ventures	(189,446)	(60,069)

Equity in earnings of unconsolidated
joint ventures	41,315	40,304

Net loss	$ (148,131)	(19,765)

Net loss per limited partnership unit	$ (14.37)	(1.92)

Weighted average number of limited
partnership units outstanding	10,000	10,000

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statements of Partners’ Equity
Years ended December 31, 2011 and 2010

	General	Limited Partners
	Partners	Units	Amount

Balances at December 31, 2009	$ 661,286	10,000	2,405,479

Net loss	(593)	-	(19,172)

Balances at December 31, 2010	660,693	10,000	2,386,307

Net loss	(4,444)	-	(143,687)

Partners' capital distributions	(9,000)	-	(291,000)

Balances at December 31, 2011	$ 647,249	10,000	1,951,620

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statements of Cash Flows
Years ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$ (148,131)	(19,765)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	28,887	28,066
Equity in earnings of joint ventures	(41,315)	(40,304)
Changes in:
Accounts receivable	374,300	18,296
Other assets	275	544
Accounts payable and accrued expenses	(39,067)	14,461
Security deposits and prepaid rents	(4,117)	(19,182)

Net cash provided by (used in) operating
activities	170,832	(17,884)

Cash flows from investing activities -
Additions to property and equipment	(7,250)	-
Return of capital from joint venture	84,873	-

Net cash provided by (used in) investing activities	77,623	-

Cash flows from financing activities - partners'
capital distributions	(300,000)	-

Net decrease in cash and equivalents	(51,545)	(17,884)

Cash and equivalents at beginning of year	324,006	341,890

Cash and equivalents at end of year	$ 272,461	324,006

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

(c)	Receivables and Bad Debt

The Partnership uses the allowance method for uncollectible accounts.  Charges to this account are made on a case-by-case basis.  Increases or decreases to the allowance are charged to bad debt expense.  At December 31, 2011, bad debt expense amounted to $74,561.  There was no bad debt expense in 2010.  The allowance for doubtful accounts amounted to $72,775 at December 31, 2011.  There was no allowance for doubtful accounts in 2010.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

(d)	Property and Equipment

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

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets.  At December 31, 2011, no impairment in value has been recognized.

(e)	Long-Lived Assets

The Partnership reviews its long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  For assets held and used, if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount, an impairment loss has occurred.  This amount of the impairment loss is equal to the asset’s carrying value over its estimated fair value.  No impairment loss has been recognized by the Partnership for the years ended December 31, 2011 and 2010.

(f)	Cash and Equivalents
Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity period of three months or less.

(g)	Concentrations of Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions.  Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institution.

(h)	Unconsolidated Joint Ventures

The Partnership’s investment in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture are unconsolidated joint ventures, which are accounted for on the equity method.  These joint ventures are not consolidated in the Partnership’s financial statements because the Partnership is not the majority owner.

(i)	Rental Income

Rental income is recognized as earned according to the terms of the leases.  Leases for residential properties are generally for periods of one year or less, payable monthly.  Commercial leases are generally for periods of one to five years.  Delinquent residential property rent is not recorded.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(2)	Summary of Significant Accounting Policies, Continued

(j)	Per Unit Data
Per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

(k)	Fair Value of Financial Instruments
The fair value of the Partnership’s financial instruments approximated their carrying values at December 31, 2011.

(l)	Income Allocation and Distributable Cash Flow

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

The partnership agreement also provides for the distribution to the partners of net cash flow from operations.  Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There was a $300,000 distribution made to partners in 2011.  There were no distributions to partners made in 2010.

(m)	Income Taxes

In June 2006, the Financial Accounting Standards Board issued ASC 740-10-50 (FASB Interpretation No. 48 “FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribed a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the partnership has taken or expects to take on a tax return.  The effective date for ASC 740-10-50 for entities other than public entities was revised to years beginning after December 15, 2008.  The Partnership adopted ASC 740-10-50 as of January 1, 2009 and, thereafter, recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  There was no impact to the Partnership’s financial statements as a result of the implementation of ASC 740-10-50.  Interest and/or penalties related to income tax matters, if incurred, are recognized as a component of income tax expense.  The Partnership’s income tax filings are subject to audit by various taxing authorities.  The Partnership’s open audit periods are 2008-2010.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(2)	Summary of Significant Accounting Policies, Continued

(n)	Segment Information
The Partnership’s operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

(o)	Reclassifications
Certain amounts on the consolidated statement of operations have been reclassified to reflect a consistent presentation. This change had no effect on previously reported net loss.

(3)	Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park.  The carrying value of the assets of Northwind Office Park amounted to $1,023,949 and $1,045,586 at December 31, 2011 and 2010, respectively.  The property generated a net loss of $189,446 and $60,069 for the years ended December 31, 2011 and 2010, respectively.

      (4) Investments in Unconsolidated Joint Ventures

The Partnership has a 50% interest in a Joint Venture with Realmark Property Investors Limited Partnership - VI A (RPILP-VIA), an entity affiliated through common general partners.  The Joint Venture owned and operated the Research Triangle Industrial Park Joint Venture, an office/warehouse complex located in Durham, North Carolina, which was sold in 2008.  The Joint Venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - VI A.

Summary financial information of the Joint Venture follows:

Balance Sheet Information

	December 31,
Assets	2011	2010

Cash and equivalents	$ 488,152	1,237,924
Receivable from affiliates	1,524,869	1,080,298
Accrued interest receivable from affiliate	422,521	338,017

Total assets	$ 2,435,542	2,656,239

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(4)	Investments in Unconsolidated Joint Ventures, Continued

Balance Sheet Information, Continued

Liabilities and Partners' Equity

Liabilities:
Accounts payable and accrued expenses	$ -	25
Payables to affiliates	218,322	521,624

Total liabilities	218,322	521,649

Partners' Equity:
The Partnership	1,108,610	1,067,295
RPILP - VI A	1,108,610	1,067,295

Total partners' equity	2,217,220	2,134,590

Total liabilities and partners' equity	$ 2,435,542	2,656,239

Operating Information

	Years ended December 31,
	2011	2010

Income - interest	$ 84,526	84,504

Expenses:
Property operations
Interest	19	642
Administrative	1,877	3,254

Total expenses	1,896	3,896

Net income	$ 82,630	80,608

Allocation of net income:
The Partnership	41,315	40,304
RPILP - VI A	41,315	40,304

Total	$ 82,630	80,608

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(4)	Investments in Unconsolidated Joint Ventures, Continued

A reconciliation of the Partnership’s investment in Research Triangle Industrial Park Joint Venture is as follows:

	2011	2010
Investment in Joint Venture at
beginning of year	$ 1,067,295	1,026,991
Allocated net income	41,315	40,304

Equity interest in excess of investment
at end of year	$ 1,108,610	1,067,295

In 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture.  The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West.  This land was placed into the Land Joint Venture by Research Triangle Industrial Park West.  The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership.  The value allocated to the land in this joint venture upon acquisition was $412,500.  In 2001, a portion of the land was sold for a gain of $180,199.  The Partnership’s remaining investment in the land amounted to $108,997 at December 31, 2005.  In July 2006, the land was sold for a purchase price of $1,371,704.  The Partnership received a distribution in the amount of $711,314 related to the sale of the land.  There are two purchase money notes totaling $143,312.  The Partnership’s basis in the investment in the land has been adjusted to approximately 67% of the remaining partner’s equity, which amounted to $21,181 and $106,054 at December 31, 2011 and 2010, respectively.

(5)      Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement.  A summary of those items follows:

	2011	2010
Property management fees based on a percentage
(generally 5%) of the rental income	$ 38,216	38,713

Reimbursement for cost of services to the Partnership
that include investor relations, marketing of properties,
supplies, professional fees, communications,
accounting, printing, postage and other items	140,332	92,426

	$ 178,548	131,139

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(5)	Related Party Transactions, Continued

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations.  Certain receivables from affiliated parties are payable on demand and bear interest at 8% in 2011 and 2010.

Loan placement fees are paid or accrued to an affiliate of the general partners.  The fee is calculated at 1% of the mortgage loan amounts.  No such fees were paid during the years ended December 31, 2011 and 2010.

At December 31, 2011 and 2010, the Partnership has receivables from affiliates amounting to $218,809 and $581,009, respectively.  At December 31, 2011 and 2010, the Partnership has equity interest in unconsolidated joint ventures of $1,129,791 and $1,173,349, respectively.

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

In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 4 years.  Future rentals to be received on non-cancelable operating leases with terms of more than one year are as follows:

2012	$ 535,028
2013	289,105
2014	75,526
2015	16,806

$ 916,465

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(7)	Settlement of Lawsuit

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

											Schedule III
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
AND SUBSIDIARY

Real Estate and Accumulated Depreciation
December 31, 2011

		Initial cost to		Cost
		Partnership		capitalized							Date
Property				subsequent to			Buildings and		Accumulated		of	Date	Date
description	Encumbrances	Land	Buildings	acquisition	Retirements	Land	improvements	Total	depreciation*	Retirements	construction	acquired	sold

Northwind
Office Park
E. Lansing, MI	$ -	518,481	3,415,895	936,230	-	518,481	4,352,125	4,870,606	(3,846,657)	-	1973	12/83	N/A

Raleigh, NC	-	750,612	4,920,738	336,053	(6,007,403)	-	-	-	3,794,811	(3,794,811)	1983	12/83	12/06
Raleigh, NC	-	412,500	-	20,484	(432,984)	-	-	-	-	-	-	8/92	7/06

	$ -	1,163,112	4,920,738	356,537	(6,440,387)	-	-	-	3,794,811	(3,794,811)

Schedule III, Cont.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Real Estate and Accumulated Depreciation
December 31, 2011 and 2010

(1)	Cost for Federal income tax purposes is $4,870,606.

(2)	A reconciliation of the carrying amount of land and buildings as of December 31, 2011 and 2010 follows:

	Partnership Properties
	2011	2010

Balance at beginning of year	$ 4,863,356	4,863,356
Additions	7,250	-

Balance at end of year	$ 4,870,606	4,863,356

(3)	A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2011 and 2010 follows:

	Partnership Properties
	2011	2010

Balance at beginning of year (4)	$ 3,846,657	3,817,770

(4)	Balance applies entirely to buildings and improvements.