Form 10-Q
period 2012-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2012-05-15
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)     Yes  ☐   No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes  ☐No   ☒

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Balance Sheets

	(Unaudited)
	March 31,	December 31,
Assets	2012	2011

Property and equipment, at cost	$ 4,870,606	4,870,606
Less accumulated depreciation	(3,853,879)	(3,846,657)
	1,016,727	1,023,949
Equity interest in unconsolidated
joint ventures	1,140,279	1,129,791
Cash and equivalents	388,330	272,461
Accounts receivable, net	4,432	3,038
Receivable from affiliates, net	53,809	218,809
Other assets	57,991	30,906

Total assets	$ 2,661,568	2,678,954

Liabilities and Partners' Equity

Accounts payable and accrued expenses	28,699	15,358
Security deposits and prepaid rent	55,736	64,727
Partners' equity	2,577,133	2,598,869

Total liabilities and partners' equity	$ 2,661,568	2,678,954

Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,

	2012	2011

Rental income	$ 152,103	155,204
Other income	966	536

Total income	153,069	155,740

Property operating costs	134,605	120,921
Administrative expense - affiliates	27,233	33,495
Other administrative expenses	16,233	13,100
Depreciation	7,222	7,222

Total expenses	185,293	174,738

Loss before equity in earnings of
unconsolidated joint ventures	(32,224)	(18,998)

Equity in earnings of unconsolidated
joint ventures	10,488	10,536

Net loss	$ (21,736)	(8,462)

Net loss per limited partnership unit	$ (2.11)	(0.82)

Weighted average limited partnership
units outstanding	10,000	10,000

Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2012	2011
Cash used in:
Operating activities:
Net loss	$ (21,736)	(8,462)
Adjustments:
Depreciation	7,222	7,222
Equity in earnings of joint ventures	(10,488)	(10,536)
Other, principally changes in other assets
and liabilities	140,871	(26,642)

Net cash (used in) provided by operating activities	115,869	(38,418)

Cash and equivalents at beginning of period	272,461	324,006

Cash and equivalents at end of period	$ 388,330	285,588

Notes to Financial Statements
Three months ended March 31, 2012 and 2011
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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2011 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment

At March 31, 2012, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

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

Investment in Other Joint Ventures

At March 31, 2012, the Partnership also held an interest in a land joint venture with affiliated entities through common general partners.  The investment in this joint ventures relates solely to land and its value is $21,181 as of March 31, 2012.

Balance Sheet Information

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets:
Cash and equivalents	$ 158,008	488,152
Receivable from affiliates	1,689,869	1,524,869
Accrued interest receivable	443,647	422,521

Total assets	$ 2,291,524	2,435,542

Liabilities - payables to affiliates	53,328	218,322

Partners' equity:
The Partnership	1,119,098	1,108,610
RPILP - VI A	1,119,098	1,108,610

Total partners' equity	2,238,196	2,217,220

Total liabilities and partners' equity	$ 2,291,524	2,435,542

Operating Information
(Unaudited)
	Three months ended March 31,

	2012	2011
Income:
Interest income	$ 21,134	21,126

Expenses:
Interest	17	3
Administrative	141	51

Total expenses	158	54

Net income	$ 20,976	21,072

Allocation of net income:
The Partnership	10,488	10,536
RPILP - VI A	10,488	10,536

	$ 20,976	21,072

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash increased approximately $116,000 and decrease approximately $38,000 during the three month periods ended March 31, 2012 and 2011, respectively. The Partnership made no distributions to limited partners in the first three months of 2012 and 2011. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first three months of 2011, the Partnership's  net loss, excluding equity in earnings from joint ventures, increased approximately $13,000 from  net loss of $19,000 in 2011 to a net loss of $32,000 in 2012.

Total income for the three months ended March 31, 2012  decreased approximately $3,000 when compared to the same period in 2011.  Total expenses increased approximately $10,000.  Property operations increased approximately $14,000 due to a increase in contracted services and payroll expense during the three months ended March 31, 2012.  Other administrative expense increased approximately $3,000 due to a increase in legal and other professional expenses. Administrative expense to affiliates decreased approximately $7,000 due to a decrease in portfolio reimbursed expenses.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court.  The Partnership’s settlement of this litigation was described in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

May 15, 2012	/s/ Joseph M. Jayson
Date	Joseph M. Jayson,
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer