Form 10-Q
period 2012-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2012-08-14
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Item 1 - Financial Statements

Condensed Balance Sheets

	(Unaudited)
	June 30,	December 31,
Assets	2012	2011

Property and equipment, at cost	$ 4,870,606	4,870,606
Less accumulated depreciation	(3,861,192)	(3,846,657)
Property and equipment, net	1,009,414	1,023,949

Equity interest in unconsolidated joint
ventures	1,150,800	1,129,791
Cash and equivalents	464,481	272,461
Accounts receivable	7,838	3,038
Receivable from affiliates	-	218,809
Other assets	24,107	30,906

Total assets	$ 2,656,640	2,678,954

Liabilities and Partners' Equity

Payables to affilitated parties	1,585	-
Accounts payable and accrued expenses	11,578	15,358
Security deposits and prepaid rent	56,572	64,727
Partners' equity	2,586,905	2,598,869

Total liabilities and partners' equity	$ 2,656,640	2,678,954

See accompanying notes to the financial statements.

Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2012	2011	2012	2011

Rental income	$ 145,027	$ 154,230	297,130	309,434
Other income	1,423	1,165	2,389	1,701

Total income	146,450	155,395	299,519	311,135

Property operating costs	108,075	108,887	242,680	229,808
Administrative expense - affiliates	24,208	22,746	51,441	44,447
Other administrative expenses	7,604	88,713	23,837	113,607
Depreciation	7,313	7,222	14,535	14,444

Total expenses	147,200	227,568	332,493	402,306

Loss before equity in earnings of
unconsolidated joint ventures	(750)	(72,173)	(32,974)	(91,171)

Equity in earnings of unconsolidated
joint ventures	10,521	10,489	21,009	21,025

Net income (loss)	$ 9,771	(61,684)	(11,965)	(70,146)

Net income (loss) per limited partnership unit	$ 0.95	5.98	(1.16)	6.80

Weighted average limited partnership
units outstanding	10,000	10,000	10,000	10,000

See accompanying notes to the financial statements.

Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

	2012	2011
Cash used in:
Operating activities:
Net loss	$ (11,965)	$ (70,146)
Adjustments:
Depreciation	14,535	14,444
Equity in earnings of joint ventures	(21,009)	(21,025)
Other, principally changes in other assets
and liabilities	210,459	9,156

Net cash provided by (used in ) operating activities	192,020	(67,571)

Cash and equivalents at beginning of period	272,461	324,006

Cash and equivalents at end of period	$ 464,481	256,435

See accompanying notes to the financial statements.

Notes to Financial Statements
Six months ended June 30, 2012 and 2011
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

Property and Equipment

At June 30, 2012, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

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

Investment in Other Joint Ventures

At June 30, 2012, the Partnership also held an interest in a land joint venture with affiliated entities through common general partners.  The investment in this joint ventures relates solely to land and its value has remained at $21,181 as of June 30, 2012 and December 31, 2011.

Balance Sheet Information

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets:
Cash and equivalents	$ 41,243	488,152
Receivable from affiliates	1,753,222	1,524,869
Accrued interest receivable from affiliates	464,773	422,521

Total assets	$ 2,259,238	2,435,542

Liabilities:
Accounts payable and accrued expenses	-	-
Payable to affiliates	-	218,322

Total liabilities	-	218,322

Partners' equity:
The Partnership	1,129,619	1,108,610
RPILP - VI A	1,129,619	1,108,610

Total partners' equity	2,259,238	2,217,220

Total liabilities and partners' equity	$ 2,259,238	2,435,542

Operating Information
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2012	2011	2012	2011
Income:
Interest income	$ 21,156	$ 21,126	42,291	42,252

Expenses:
Interest	4	3	20	6
Administrative	110	145	253	196

Total expenses	114	148	273	202

Net income	$ 21,042	20,978	42,018	42,050

Allocation of net income:
The Partnership	10,521	10,489	21,009	21,025
RPILP - VI A	10,521	10,489	21,009	21,025

	$ 21,042	20,978	42,018	42,050

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash  increased approximately $192,000 and  decreased $67,000 during the six month periods ended June 30, 2012 and 2011, respectively. The Partnership made no distributions to limited partners in the first six months of 2012 and 2011. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the same three and six months of 2011, the Partnership's net income, excluding equity in earnings from joint ventures, increased approximately $71,000 and $58,000 from a net loss of $72,000 and  $91,000 in 2011 to net loss of $1,000 and net loss of  $33,000 in 2012.

Total income for the three and six months ended June 30, 2012  decreased approximately $10,000 and $11,000 when compared to the same periods in 2011.  Total expenses decreased approximately $80,000 and $70,000.  .  Other administrative expense decreased approximately $81,000 and $90,000 due to a decrease in legal and other professional expenses. Administrative expense to affiliates increased approximately $1,000 and $7,000 due to a increase in portfolio reimbursed expenses.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

August 14, 2012	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer