Form 10-Q
period 2012-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2012-11-14
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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
Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒

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

Item 1 - Financial Statements

Condensed Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Property and equipment, at cost	$ 4,870,606	4,870,606
Less accumulated depreciation	(3,868,413)	(3,846,657)
	1,002,193	1,023,949
Equity interest in unconsolidated joint
ventures	1,149,373	1,129,791
Cash and equivalents	377,087	272,461
Accounts receivable	2,597	3,038
Receivable from affiliates	108	218,911
Other assets	63,838	30,906

Total assets	$ 2,595,196	2,679,056

Liabilities and Partners' Equity

Accounts payable and accrued expenses	9,017	15,460
Security deposits and prepaid rent	57,504	64,727
Partners' equity	2,528,675	2,598,869

Total liabilities and partners' equity	$ 2,595,196	2,679,056

See accompanying notes to the financial statements.

Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Rental income	$ 126,703	$ 143,079	423,833	452,513
Other income	791	1,183	3,179	2,884

Total income	127,494	144,262	427,012	455,397

Property operating costs	141,231	118,543	383,911	348,351
Administrative expense - affiliates	22,050	21,621	63,160	66,068
Other administrative expenses	13,793	8,511	47,961	122,118
Depreciation	7,222	7,221	21,756	21,665

Total expenses	184,296	155,896	516,788	558,202

Loss before equity in earnings of
unconsolidated joint ventures	(56,802)	(11,634)	(89,776)	(102,805)

Equity in earnings of unconsolidated
joint ventures	(1,427)	10,556	19,582	31,581

Net income (loss)	$ (58,229)	(1,078)	(70,194)	(71,224)

Net income (loss) per limited partnership unit	$ (5.65)	(0.11)	(6.81)	(6.91)

Weighted average limited partnership
units outstanding	10,000	10,000	10,000	10,000

See accompanying notes top the financial Statements

Condensed Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2012	2011

Cash used in:
Operating activities:
Net loss	$(70,194)	$(71,224)
Adjustments:
Depreciation	21,756	21,665
Equity in earnings of joint ventures	(19,582)	(31,581)
Other, principally changes in other assets
and liabilities	172,646	27,780
Net cash provided by (used in ) operating activities	104,626	(53,360)

Cash and equivalents at beginning of period	272,461	324,006
Cash and equivalents at end of period	$377,087	$270,646

See accompanying notes to the financial statements.

Notes to Financial Statements
Nine months ended September 30, 2012 and 2011
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

Property and Equipment

At September 30, 2012, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

Reclassifications

Certain amounts in the interim condensed financial statements have been reclassified to reflect a consistent presentation. This change had no effect on previously reported net loss.

Investment in Other Joint Ventures

At September 30, 2012, the Partnership also held an interest in a land joint venture with affiliated entities through common general partners.  The investment in this joint ventures relates solely to land and its value has remained at $21,181 as of September 30, 2012 and December 31, 2011.

Investment in Research Triangle Industrial Park Joint Venture

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture (the Venture).  The joint venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility in Durham, North Carolina, which was sold in December 2006.  The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP – VI A.   Summary financial information of the Venture follows:

Balance Sheet Information

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets:
Cash and equivalents	$ 11,419	488,152
Receivable from affiliates	1,780,386	1,525,347
Accrued interest receivable from affiliates	464,773	422,521

Total assets	$ 2,256,578	2,436,020

Liabilities:
Payable to affiliates	194	218,800

Total liabilities	194	218,800

Partners' equity:
The Partnership	1,128,192	1,108,610
RPILP - VI A	1,128,192	1,108,610

Total partners' equity	2,256,384	2,217,220

Total liabilities and partners' equity	$ 2,256,578	2,436,020

Operating Information
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2012	2011	2012	2011
Income:
Interest income	$ 10	$ 21,129	42,301	63,381

Expenses:
Interest	4	12	24	18
Administrative	2,860	3	3,113	199
	.
Total expenses	2,864	15	3,137	217

Net income	$ (2,854)	21,114	39,164	63,164

Allocation of net income:
The Partnership	(1,427)	10,557	19,582	31,582
RPILP - VI A	(1,427)	10,557	19,582	31,582

	$ (2,854)	21,114	39,164	63,164

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash increased approximately $105,000 and decreased $53,000 during the nine month periods ended September 30, 2012 and 2011, respectively. The Partnership made no distributions to limited partners in the first nine months of 2012 and 2011. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the same three and nine months of 2011, the Partnership's net income, excluding equity in earnings from joint ventures, decreased approximately $45,000 and increased approximately $13,000 from a net loss of $11,000 and  $103,000 in 2011 to net loss of $56,000 and net loss of  $90,000 in 2012.

Total income for the three and nine months ended September 30, 2012 decreased approximately $17,000 and $28,000 when compared to the same periods in 2011.  Total expenses increased approximately $28,000 and decreased approximately $41,000.  Property operations increased approximately $23,000 and $35,000 due to an increase in contracted services.  Other administrative expenses increased approximately $5,000 and decreased approximately $74,000 due to a decrease in legal and other professional expenses.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

November 14, 2012	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer