Form 10-K
period 2012-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2013-04-01
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

The Partnership’s primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners.  At December 31, 2012, the Partnership, owned an office complex in Michigan (Northwind Office Park), and is a partner in two joint ventures.  It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina.  In July 2006, the land associated with the Research Land Joint Venture was sold to an unaffiliated party. Additionally, in December 2006, the office complex known as Research Triangle in Durham, North Carolina was sold to an unaffiliated party.  The only remaining property, Northwind Office Park, is currently being actively marketed for sale.

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership’s properties are located.  The Partnership has no real property investments located outside the United States.  The Partnership does not segregate revenue or assets by geographic region, since, in management’s view, such a presentation would not be significant to an understanding of the Partnership’s business or financial results taken as a whole.  As of December 31, 2012, the Partnership did not directly employ any persons in a full-time position.  All persons who regularly rendered services on behalf of the Partnership through December 31, 2012 were employees of the Corporate General Partner or its affiliates.

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

Risks for Investors

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

As of December 31, 2012, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan.  The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet.  The 2012 and 2011 year-end occupancy rates were 47% and 50%, respectively.  As of December 31, 2012 there is no mortgage loan on the Northwind property.

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future.  Accordingly, information as to the market value of a unit at any given date is not available.  As of December 31, 2012, there were 878 record holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends.  It does, however, make distributions of cash to its partners.  The partnership agreement provides for the distribution to the partners of net cash flow from operations.  All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There was a $300,000 distribution made to partners in 2011.  There were no distributions to partners made in 2012.

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

ITEM 6: SECLECTED FINANCIAL DATA

	At or for the years ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet data
Net Rental Property	997,657	1,023,949	1,045,585	1,073,652	1,102,539
Total Assets	2,614,489	2,679,056	3,170,269	3,194,755	3,193,581
Partners' equity	2,514,492	2,598,869	3,047,000	3,066,765	3,104,521

Operating Data
Rental Income	565,201	597,353	644,108	663,437	870,192
Other Income	3,736	3,810	12,311	9,830	5,509

Total Revenue	568,937	601,163	656,419	673,267	875,701

Property operating cost	500,645	452,403	493,713	523,574	583,058
Administrative expense	145,662	309,319	194,709	200,352	253,403
Depreciation Expenses	26,291	28,887	28,066	28,887	145,190

Total Expenses	672,598	790,609	716,488	752,813	981,651

Loss before joint venture
operations and gain on sale of property	(103,662)	(189,446)	(60,069)	(79,546)	(105,950)

Equity in earnings of unconsolidated
joint venturs	19,284	41,315	40,304	41,790	457,208

Net income(loss)	(84,377)	(148,131)	(19,765)	(37,756)	351,258

Cash Flow data
Net Cash provided by:
Operating activities	92,429	170,832	(17,884)	(5,533)	(404,818)
Investing activities	0	77,623
Financing activities		(300,000)

Net decrease in cash and
equivalents	92,429	(51,545)	(17,884)	(5,533)	(404,818)

Per limited partnership unit:

Net income(loss)	(8.18)	(14.37)	(1.92)	(3.66)	34.07

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale.  There was a $300,000 distribution made to partners in 2011.  There were no distributions to partners made in 2012.  In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.  These distributions will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership’s properties.

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

Results of Operations:

The results of operations of the Partnership, excluding equity in earnings from joint ventures for the year ended December 31, 2012 and 2011, produced a net loss of $103,662 and $189,446, respectively.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2012 as compared to 2011

Rental Income decreased approximately $32,000 due to an increase in vacancies.

Total expense decreased $118,000 for the year ended December 31, 2012.  Property operations increased approximately $48,000 due to an increase of 3k in payroll, 4k in benefits, 10K in landscaping, 3k in carpet, and 10K in utilities.  Administrative expenses decreased approximately $164K due to a decrease in filing fees and bad debt reserve in 2012.

Joint Venture

The Joint Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006.  In 2012, the Joint Venture recorded interest income of approximately $42,000 due to an advance of funds to an affiliated party in December 2006. Total expenses decreased from approximately $4,000 in 2012 to $1,600 in 2011.

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

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2012.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers.  The Individual General Partner of the Partnership is Joseph M. Jayson.  The directors and executive officers of Realmark Properties, Inc., the Partnership’s Corporate General Partner, as of December 31, 2013, are listed below.  Each director is subject to election on an annual basis.

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

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 74, is Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies:  U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation.  In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A.  Mr. Jayson has been in the real estate business for the last 49 years and is a Certified Property Manager as designated by the Institute of Real Estate Management (“I.R.E.M.”).  Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management.  Mr. Jayson has for the last 49 years been engaged in various aspects of real estate brokerage and investment.  He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm.  Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships.  For the past 30 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 72, is currently Vice President and a Director of Realmark Properties, Inc.  She is also a Director of the property management affiliate, Realmark Corporation.  Mrs. Jayson has been involved in property management for the last 40 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs.  Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System.  Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

Realmark Property Investors Limited Partnership - II
Attention:  Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11:  EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2012.  The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 912 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2011.  The general partners and the executive officers of the Corporate General Partner, as of December 31, 2012, owned 8 units of limited partnership interest.  The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement:  Malin, Bergquist & Co., LLP was engaged as the Partnership’s independent auditors for the year 2012 and 2011.   All fees incurred for the years ended December 31, 2012 and 2011 were approved by the Audit Committee.

Audit Fees:  Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s quarterly reports on Form 10-Q by Malin, Bergquist & Co., LLP for the year ended December 31, 2011 amounted to $6,000.  Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s annual report on Form 10-K by Malin, Bergquist & Co., LLP for the year ended December 31, 2012 amounted to $11,000.

Audit-Related Fees:  None.

Tax Fees:  The Partnership engaged Toski & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2012 and 2011.  The fees for the services amounted to $5,770 for the years ended December 31, 2012 and 2011.

All Other Fees:  None.

The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee.  All fees related to 2012 were pre-approved by the Audit Committee.

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

The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors.  During 2012 and 2011, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards.  In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Audit Committee discussed with the Partnership’s independent auditors the overall scope and plans for their audit.  The Audit Committee meets with the independent auditors to discuss the results of their examinations, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2012.

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

10.	Material contracts

(a)	Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date is incorporated herein by reference.

14.	Code of Ethics filed December 31, 2003, are incorporated herein by reference.

21.*	Subsidiary of the Partnership is filed herewith.

31.*	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - II

By: /s/Joseph M. Jayson	April 1, 2013
JOSEPH M. JAYSON,	Date
Individual General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: REALMARK PROPERTIES, INC.
       Corporate General Partner

/s/Joseph M. Jayson	April 1, 2013
JOSEPH M. JAYSON,	Date
President, Treasurer and Director

/s/Judith P. Jayson	April 1, 2013
JUDITH P. JAYSON,	Date
Vice President and Director

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

To the Board of Directors and Partners of
Realmark Property Investors Limited Partnership - II
Getzville, New York

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - II (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and partners’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the entity has had numerous significant transactions with businesses controlled by, and with people who are related to, the general partner, officers and directors of the entity.

Pittsburgh, Pennsylvania
April 1, 2013

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Balance Sheets
December 31, 2012 and 2011

Assets	2012	2011

Property and Equipment at cost:
Land	$ 518,481	$ 518,481
Buildings and Improvements	4,342,175	4,342,175
Furniture and Equipment	9,950	9,950

	4,870,606	4,870,606
Less accumulated depreciation	(3,872,949)	(3,846,657)

Net Property and Equipment	997,657	1,023,949

Equity interest in unconsolidated
joint venturs	1,149,076	1,129,791
Cash and equialents	364,890	272,461
Accounts recievable, net	1,381	3,038
Receivables from affiliates, net	110	218,911
Other Assets	101,375	30,906

Total Assets	2,614,489	2,679,056

Liabilities and Partners' Equity

Liabilities:
Accounts payable and accrued expenses	45,580	15,460

Securrity deposits and prepaid rents	54,417	64,727

Total liabilities	99,997	80,187

Partners' equity
General partners	644,718	647,249
Limited partners	1,869,774	1,951,620

Total partners' equity	2,514,492	2,598,869

Total Liabilities and partners equity	$ 2,614,489	$ 2,679,056

See accompaning notes to consolidated financial statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statement of Operations
For the years ended December 31, 2012 and 2011

	2012	2011

Income:
Rental	$ 565,201	$ 597,353
Interest and other	3,736	3,810
Total Income	568,937	601,163

Expenses:
Property operations	500,645	452,403
Administrative:
Affiliates	85,718	138,447
Other	59,944	170,872
Depreciation expenses	26,291	28,887
Total Expenses	672,598	790,609

Loss before equity in earnigns of
unconsolidated joint ventures	(103,661)	(189,446)

Equity in earnings of unconsolidated
joint ventures	19,284	41,315

Net Loss	$ (84,377)	$ (148,131)

Net loss per limited partnership unit	(8.18)	(14.37)

Weighted average number of limited
partnership units outstanding	10,000	10,000

See accompaning notes to consolidated financial statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statement of Partners' Equity
For the years ended December 31, 2012 and 2011

	General	Limited Partners
	Partners	Units	Amount

Balance at Decemebr 31, 2010	$ 660,693	10,000	$ 2,386,307

Net Loss	(4,444)		(143,687)

Partners' capital distributions	$ (9,000)		$ (291,000)

Balance at Decemebr 31, 2011	647,249	10,000	1,951,620

Net Loss	(2,531)		(81,846)

Balance at December 31, 2012	$ 644,718	10,000	$ 1,869,774

See accompaning notes to consolidated financial statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statement of Cash Flows
December 31, 2012 and 2011

	2012	2011

Cash Flows from operating activities
Net Loss	$ (84,377)	$ (148,131)
Adjustments to reconcile net loss to net cash
provided by(used in ) operating activities
Depreciation	26,291	28,887
Equity in earnings of joint ventures	(19,285)	(41,315)
Changes in:
Accounts recievable	220,467	374,300
Other Assets	(70,469)	275
Accounts payable and accrued expneses	30,112	(39,067)
Security depsoits and prepaid rents	(10,310)	(4,117)

Net cash provided by (used in ) operating activities	(92,429)	170,832

Cash flows investing activities-
Additions to property and equipment	-	(7,250)
Return of Capital from joint venture	218,809	84,873

Net cash provided by (used in ) investing activities	218,809	77,623

Cash flows from financing activites - partners' capital distributions	-	(300,000)

Net decrease in cash and equivalents	92,429	(51,545)

Cash and equivalents at beginning of year	272,461	324,006

Cash and equivalents at end of year	$ 364,890	$ 272,461

See accompaning notes to consolidated financial statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

The Partnership uses the allowance method for uncollectible accounts.  Charges to this account are made on a case-by-case basis.  Increases or decreases to the allowance are charged to bad debt expense.  For the years ended December 31, 2012 and 2011, bad debt expense was $4,290 and $74,561, respectively.  The allowance for doubtful accounts at December 31, 2012 and 2011 was $77,045 and $72,755, respectively.

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

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets.  At December 31, 2012, no impairment in value has been recognized.

(e)	Long-Lived Assets

The Partnership reviews its long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  For assets held and used, if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount, an impairment loss has occurred.  This amount of the impairment loss is equal to the asset’s carrying value over its estimated fair value.  No impairment loss has been recognized by the Partnership for the years ended December 31, 2012 and 2011.

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
The fair value of the Partnership’s financial instruments approximated their carrying values at December 31, 2012.

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

The partnership agreement also provides for the distribution to the partners of net cash flow from operations.  Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units.  It is anticipated that there will be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.  There was a $300,000 distribution made to partners in 2011.  There were no distributions to partners made in 2012.

(m)	Income Taxes

In June 2006, the Financial Accounting Standards Board issued ASC 740-10-50 (FASB Interpretation No. 48 “FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribed a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the partnership has taken or expects to take on a tax return.  The effective date for ASC 740-10-50 for entities other than public entities was revised to years beginning after December 15, 2008.  The Partnership adopted ASC 740-10-50 as of January 1, 2009 and, thereafter, recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  There was no impact to the Partnership’s financial statements as a result of the implementation of ASC 740-10-50.  Interest and/or penalties related to income tax matters, if incurred, are recognized as a component of income tax expense.  The Partnership’s income tax filings are subject to audit by various taxing authorities.  The Partnership’s open audit periods are 2009-2011.

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

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park.  The carrying value of the assets of Northwind Office Park amounted to $997,657 and $1,023,949 at December 31, 2012 and 2011, respectively.  The property generated a net loss of $103,661 and $189,446 for the years ended December 31, 2012 and 2011, respectively.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

Summary financial information of the Joint Venture follows:

Balance Sheet Information

	December 31,
Assets	2012	2011

Cash and Equivalents	$ 1,147	$ 488,152
Receivables from affiliates	1,789,868	1,524,869
Accrued interest receivable from affiliate	464,773	422,521
Total Assets	2,255,788	2,435,542

Liabilities and Partners' Equity

Liabilities
Accounts payable and accrued expenses
Payable to afilliiates	-	218,322
Total Liabilities	-	218,322

Partners Equity
The Partnership	1,127,894	1,108,610
RPILP - VIA	1,127,894	1,108,610
Total Partners Equity	2,255,788	2,217,220

Total liabilities and Partners Equity	$ 2,255,788	$ 2,435,542

Operating Information

	Years ended December 31,
	2012	2011

Income - interest	$ 42,301	$ 84,526

Expenses
Property operations
Interest	538	19
Administrative	3,195	1,877
Total Expenses	3,733	1,896

Net Income	38,568	82,630

Allocation of Net income
The partnership	19,284	41,315
RPILP - VIA	19,284	41,315

Total	$ 38,568	$ 82,630

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(4)	Investments in Unconsolidated Joint Ventures, Continued

A reconciliation of the Partnership’s investment in Research Triangle Industrial Park Joint Venture is as follows:

	2012	2011
Investment in Joint Venture at
beginning of year	$ 1,108,610	$ 1,067,295
Allocated net income	19,284	41,315

Equity Interest in excess of investment
at end of year	$ 1,127,894	$ 1,108,610

In 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture.  The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West.  This land was placed into the Land Joint Venture by Research Triangle Industrial Park West.  The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership.  The value allocated to the land in this joint venture upon acquisition was $412,500.  In 2001, a portion of the land was sold for a gain of $180,199.  The Partnership’s remaining investment in the land amounted to $108,997 at December 31, 2005.  In July 2006, the land was sold for a purchase price of $1,371,704.  The Partnership received a distribution in the amount of $711,314 related to the sale of the land.  There are two purchase money notes totaling $143,312.  The Partnership’s basis in the investment in the land has been adjusted to approximately 67% of the remaining partner’s equity, which amounted to $21,181 and $21,181 at December 31, 2012 and 2011, respectively.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(5)    Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement.  A summary of those items follows:

	2012	2011
Property management fees based on a percentage
(generally 5%) of the rental income	$ 35,308	$ 38,216

Reimbursement for cost of services to the Partnership
that include investor relations, marketing of properties,
supplies, professional fees, communications,
accounting, printing, postage and other items	50,410	140,332

	$ 85,718	$ 178,548

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(5)	Related Party Transactions, Continued

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations.  Certain receivables from affiliated parties are payable on demand and bear interest at 8% in 2012 and 2011

Loan placement fees are paid or accrued to an affiliate of the general partners.  The fee is calculated at 1% of the mortgage loan amounts.  No such fees were paid during the years ended December 31, 2012 and 2011.

At December 31, 2012 and 2011, the Partnership has receivables from affiliates amounting to $110 and $218,911, respectively.  At December 31, 2012 and 2011, the Partnership has equity interest in unconsolidated joint ventures of $1,149,076 and $1,129,791, respectively.

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

In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 4 years.  Future rentals to be received on non-cancelable operating leases with terms of more than one year are as follows:

2013	$ 383,170
2014	145,121
2015	43,263
$ 571,554

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(7)	Settlement of Lawsuit

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

				Schedule III
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
AND SUBSIDIARY

	Real Estate and Accumulated Depreciation
	Decemebr 31, 2012
		Initial Cost to Partnership
Property Description	Encumbrances	Land	Buildings	Capitalized subsequent to acquistion	Retirements	Land	Building and Improvments	Total	Accumulated Depreciation	Retirments	Date of construction	Date acquired	Life on which depreciation in latest income statement is computed

Northwind Office Park E. Lansing MI		518,481	3,415,895	936,230		518,481	4,352,125	4,870,606	3,872,949		Jun-01-1973	Dec-01- 1983	25

Schedule III, Cont.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Real Estate and Accumulated Depreciation
December 31, 2012 and 2011

(1)	Cost for Federal income tax purposes is $4,870,606

(2)	A reconciliation of the carrying amount of land and buildings as of December 31, 2012 and 2011 follows:

	Partnership Properties
	2012	2011

Balance at beginning of year	$4,870,606	$ 4,863,356
Additions	0	7,250

Balance at end of year	$4,870,606	$ 4,870,606

(3)	A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2012 and 2011 follows:

	Partnership Properties
	2012	2011

Balance at beginning of year (4)	$ 3,846,657	$ 3,817,770
Current year accumulated depreciation	26,291	28,887
Balance at end of year	$ 3,872,948	$ 3,846,657

(4)	Balance applies entirely to buildings and improvements.