Form 10-Q
period 2013-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2013-05-15
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)     Yes [  ]  No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer (Do not check if a smaller reporting company)  [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]No   [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes  [  ]No  [X]

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Balance Sheets

	(Unaudited)
	March 31,	December 31,
Assets	2013	2012

Property and equipment, at cost	$ 4,870,606	4,870,606
Less accumulated depreciation	(3,880,216)	(3,872,949)
	990,390	997,657
Equity interest in unconsolidated
joint ventures	1,148,771	1,149,076
Cash and equivalents	296,005	364,890
Accounts receivable, net	1,709	1,381
Receivable from affiliates, net	35,113	110
Other assets	74,050	101,375

Total assets	$ 2,546,038	2,614,489

Liabilities and Partners' Equity

Accounts payable and accrued expenses	33,962	45,580
Security deposits and prepaid rent	43,964	54,417
Partners' equity	2,468,112	2,514,492

Total liabilities and partners' equity	$ 2,546,038	2,614,489

See accompanying notes to the Financial Statements

Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,

	2013	2012

Rental income	$ 139,406	152,103
Other income	437	966

Total income	139,843	153,069

Property operating costs	134,956	134,605
Administrative expense - affiliates	30,054	22,110
Other administrative expenses	13,642	21,356
Depreciation	7,267	7,222

Total expenses	185,919	185,293

Loss before equity in earnings of
unconsolidated joint ventures	(46,076)	(32,224)

Equity in earnings of unconsolidated
joint ventures	(305)	10,488

Net loss	$ (46,381)	(21,736)

Net loss per limited partnership unit	$ (4.50)	(2.11)

Weighted average limited partnership
units outstanding	10,000	10,000

See accompanying notes to the Financial Statements

Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2013	2012
Cash provided by (used in):
Operating activities:
Net loss	$ (46,381)	(21,736)
Adjustments:
Depreciation	7,267	7,222
Equity in earnings of joint ventures	305	(10,488)
Other, principally changes in other assets
and liabilities	(30,076)	140,871

Net cash provided by (used in) operating activities	(68,885)	115,869

Cash and equivalents at beginning of period	364,890	272,461

Cash and equivalents at end of period	$ 296,005	388,330

See accompanying notes to the Financial Statements

Notes to Financial Statements
Three months ended March 31, 2013 and 2012
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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership’s significant accounting policies are set forth in its December 31, 2012 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment

At March 31, 2013, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

Investment in Other Joint Ventures

At March 31, 2013, the Partnership also held an interest in a land joint venture with affiliated entities through common general partners.  The investment in this joint ventures relates solely to land and its value is $21,181 as of March 31, 2013 and December 31, 2012.

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

Balance Sheet Information

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets:
Cash and equivalents	$ 3,537	1,147
Receivable from affiliates	1,821,868	1,789,868
Accrued interest receivable	464,773	464,773

Total assets	$ 2,290,178	2,255,788

Liabilities - payables to affiliates	35,000	-

Partners' equity:
The Partnership	1,127,589	1,127,894
RPILP - VI A	1,127,589	1,127,894

Total partners' equity	2,255,178	2,255,788

Total liabilities and partners' equity	$ 2,290,178	2,255,788

Operating Information
(Unaudited)
	Three months ended March 31,

	2013	2012
Income:
Interest income	$ -	21,134

Expenses:
Interest	-	17
Administrative	610	141

Total expenses	610	158

Net income	$ (610)	20,976

Allocation of net income:
The Partnership	(305)	10,488
RPILP - VI A	(305)	10,488

	$ (610)	20,976

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased approximately $68,855 and increased approximately $115,869 during the three month periods ended March 31, 2013 and 2012, respectively. The Partnership made no distributions to limited partners in the first three months of 2013 and 2012. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first three months of 2013, the Partnership's  net loss, excluding equity in earnings from joint ventures, increased approximately $14,000 from  net loss of $32,224  in 2012 to a net loss of $46,076 in 2013.

Total income for the three months ended March 31, 2013  decreased approximately $13,000 when compared to the same period in 2013.  Total expenses were the same.  Property operations stayed the same.  Other administrative expense decreased approximately $8,000 due to a decrease in other professional expenses. Administrative expense to affiliates increased approximately $8,000 due to a decrease in management fees.
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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court.  The Partnership’s settlement of this litigation was described in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

May 15, 2013	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer