Form 10-Q
period 2013-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2013-08-14
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

(716) 636-9090
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)     Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Item 1 - Financial Statements

Condensed Balance Sheets

	(Unaudited)
	June 30,	December 31,
Assets	2013	2012

Property and equipment, at cost	$ 4,899,549	4,870,606
Less accumulated depreciation	(3,886,748)	(3,872,949)
	1,012,801	997,657
Equity interest in unconsolidated
joint ventures	1,148,537	1,149,076
Cash and equivalents	212,528	364,890
Accounts receivable, net	3,026	1,381
Receivable from affiliates, net	125,113	110
Other assets	36,266	101,375

Total assets	$ 2,538,271	2,614,489

Liabilities and Partners' Equity

Accounts payable and accrued expenses	51,909	45,580
Security deposits and prepaid rent	37,534	54,417
Partners' equity	2,448,828	2,514,492

Total liabilities and partners' equity	$ 2,538,271	2,614,489

See accompanying notes to the Financial Statements

Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2013	2012	2013	2012

Rental income	$ 132,466	$ 145,027	$ 271,872	$ 297,130
Other income	561	1,423	998	2,389
Total income	133,027	146,450	272,870	299,519

Property operating costs	119,405	108,075	254,360	242,680
Administrative expense - affiliates	17,094	24,208	47,148	51,441
Other administrative expenses	9,045	7,604	22,687	23,837
Depreciation	6,533	7,313	13,800	14,535
Total expenses	152,077	147,200	337,995	332,493

Loss before equity in earnings of
unconsolidated joint ventures	(19,050)	(750)	(65,125)	(32,974)

Equity in earnings of unconsolidated
joint ventures	(234)	10,521	(539)	21,009

Net loss	$ (19,284)	$ 9,771	$ (65,664)	$ (11,965)

Net loss per limited partnership unit	$ (1.87)	$ 0.95	$ (6.37)	$ (1.16)

Weighted average limited partnership
units outstanding	10,000	10,000	10,000	10,000

See accompanying notes to the Financial Statements

Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

	2013	2012
Cash provided by (used in):
Operating activities:
Net loss	$ (65,664)	(11,965)
Adjustments:
Depreciation	13,800	14,535
Equity in earnings of joint ventures	539	(21,009)
Other, principally changes in other assets
and liabilities	(72,094)	210,459

Net cash provided (used in) operating activities	(123,419)	192,020

Cash flows from investing activities
Additions to property and equipment	(28,943)	-

Net increase (decrease) in cash and equivalents	(152,362)	192,020
Cash and equivalents at beginning of period	364,890	272,461
Cash and equivalents at end of period	$ 212,528	464,481

See accompanying notes to the Financial Statements

Notes to Financial Statements
Six months ended June 30, 2013 and 2012
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

Property and Equipment

At June 30, 2013, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

Investment in Other Joint Ventures

At June 30, 2013, the Partnership also held an interest in a land joint venture with affiliated entities through common general partners.  The investment in this joint ventures relates solely to land and its value is $21,181 and $21,181 as of June 30, 2013 and December 31, 2012, respectively.

Investment in Research Triangle Industrial Park Joint Venture

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture (the Venture) with Realmark Property Investors Limited Partnership – VIA (RPILP – VIA), an entity affiliated through common general partners.  The joint venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility in Durham, North Carolina, which was sold in December 2006.  The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP – VIA.   Summary financial information of the Venture follows:

Balance Sheet Information

	(Unaudited)
	June 30,	December 31,
	2013	2012
Assets:
Cash and equivalents	$ 1,472	1,147
Receivable from affiliates	1,913,468	1,789,868
Accrued interest receivable	464,772	464,773

Total assets	$ 2,379,712	2,255,788

Liabilities - payables to affiliates	125,000	-

Partners' equity:
The Partnership	1,127,356	1,127,894
RPILP - VI A	1,127,356	1,127,894

Total partners' equity	2,254,712	2,255,788

Total liabilities and partners' equity	$ 2,379,712	2,255,788

Operating Information
(Unaudited)
	Six months ended June 30,

	2013	2012
Income:
Interest income	$ -	42,291

Expenses:
Interest	-	20
Administrative	1,076	253

Total expenses	1,076	273

Net income loss	$ (1,076)	42,018

Allocation of net income loss:
The Partnership	(538)	21,009
RPILP - VI A	(538)	21,009

	$ (1,076)	42,018

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Resultof Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased $152,000 and increased $192,000 during the six month periods ended June 30, 2013 and 2012, respectively. The Partnership made no distributions to limited partners in the first six months of 2013 and 2012. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first six months of 2013, the Partnership's  net loss, excluding equity in earnings from joint ventures, increased $32,151 from  net loss of $32,974 in 2012 to a net loss of $65,125 in 2013.

Total income for the six months ended June 30, 2013 decreased approximately $26,600 when compared to the same period in 2012. Other administrative expense decreased approximately $1,000 due to a decrease in other professional expenses. Administrative expense to affiliates decreased approximately $4,300 due to a decrease in professional fees.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - II

August 14, 2013	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer