Form 10-Q
period 2013-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2013-11-19
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]  No [X]

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements
 Condensed Balance Sheet

	(Unaudited)
	September 30,	December 31,
Assets	2013	2012

Property and equipment, at cost	$4,902,479	$4,870,606
Less accumulated depreciation	(3,893,970)	(3,872,949)
	1,008,509	997,657
Equity interest in unconsolidated
joint ventures	1,148,515	1,149,076
Cash and equivalents	64,890	364,890
Accounts receivable, net	1,612	1,381
Receivable from affiliates, net	170,113	110
Other assets	71,290	101,375
Total assets	$2,464,929	$2,614,489

Liabilities and Partners' Equity

Accounts payable and accrued expenses	30,898	45,580
Security deposits and prepaid rent	30,701	54,417
Partners' equity	2,403,330	2,514,492
Total liabilities and partners' equity	$2,464,929	$2,614,489

See accompanying notes to the Financial Statements

Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Rental income	$116,664	$126,703	$388,536	$423,833
Other income	819	791	1817	3,179
Total income	117,484	127,494	390,353	427,012

Property operating costs	128,781	141,231	383,141	383,911
Administrative expense - affiliates	20,500	22,050	67,648	63,160
Other administrative expenses	6,456	13,793	29,143	47,961
Depreciation	7,222	7,222	21,022	21,756
Total expenses	162,959	184,296	500,954	516,788

Loss before equity in earnings of
unconsolidated joint ventures	(45,476)	(56,802)	(110,601)	(89,776)
Equity in earnings of unconsolidated
joint ventures	(23)	(1,427)	(562)	19,582
Net loss	$(45,499)	$(58,229)	$(111,163)	$(70,194)

Net loss per limited partnership unit	$(4.41)	$(5.65)	$(10.78)	$(6.81)
Weighted average limited partnership
units outstanding	10,000	10,000	10,000	10,000

See accompanying notes to the Financial Statements

Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities:
Net loss	$(111,163)	$(70,194)
Adjustments:
Depreciation	21,022	21,756
Equity in earnings of joint ventures	562	(19,582)
Other, principally changes in other assets
and liabilities	(178,548)	172,646
Net cash provided (used in) operating activities	(268,127)	104,626

Cash flows from investing activities:
Additions to property and equipment	(31,873)	-
Net increase (decrease) in cash and equivalents	(300,000)	104,626

Cash and equivalents at beginning of period	364,890	272,461
Cash and equivalents at end of period	$64,890	$377,087

See accompanying notes to the Financial Statements

Notes to Financial Statements
Nine months ended September 30, 2013 and 2012
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

Property and Equipment

At September 30, 2013, the Partnership owned and operated an office complex in Michigan (Northwind Office Park), and was a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

Investment in Other Joint Ventures

At September 30, 2013, the Partnership also held an interest in a land joint venture with affiliated entities through common general partners. The investment in this joint ventures relates solely to land and its value is $21,181 and $21,181 as of September 30, 2013 and December 31, 2012, respectively.

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

Balance Sheet Information

	(Unaudited)
	September 30,	December 31,
	2013	2012
Assets:
Cash and equivalents	$1,427	$1,147
Receivable from affiliates	1,958,468	1,789,868
Accrued interest receivable	464,773	464,773
Total assets	$2,424,668	$2,255,788

Liabilities - payables to affiliates	170,000	-

Partners' equity:
The Partnership	1,127,334	1,127,894
RPILP - VI A	1,127,334	1,127,894
Total liabilities and partners' equity	$2,424,668	$2,255,788

Operating Information
(Unaudited)

	September 30,	September 30,
	2013	2012
Income:
Interest income	$-	$42,291

Expenses:
Interest	-	20
Administrative	1,121	253
Total expenses	1,121	273

Net income loss	$(1,121)	$42,018

Allocation of net income loss:
The Partnership	(561)	21,009
RPILP - VI A	(560)	21,009
	$(1,121)	$42,018

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Resultof Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continues to maintain a cash position adequate to fund capital improvements. Cash decreased $300,000 and increased $104,626 during the nine month periods ended September 30, 2013 and 2012, respectively. The Partnership made no distributions to limited partners in the first nine months of 2013 and 2012. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations

As compared to the first nine months of 2013, the Partnership's net  loss, excluding equity in  earnings from joint  ventures, increased $40,969 from net loss of $70,194 in 2012 to a net loss of $111,163 in 2013. Total income for the nine months ended September 30, 2013 decreased approximately $36,700 when compared to the same period in 2012. Other administrative expense decreased approximately $18,800 due to a decrease in other professional expenses. Administrative expense to affiliates decreased approximately $4,500 due to a decrease in professional fees.

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

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP – II

November 19, 2013	/s/ Joseph M. Jayson
Date	Joseph M. Jayson
Individual General Partner,
Principal Executive Officer and
Principal Financial Officer