Form 10-K
period 2013-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2014-04-15
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

    The Partnership’s primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2013, the Partnership, owned an office complex in Michigan (Northwind Office Park), and is a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina. In July 2006, the land associated with the Research Land Joint Venture was sold to an unaffiliated party. Additionally, in December 2006, the office complex known as Research Triangle in Durham, North Carolina was sold to an unaffiliated party. The only remaining property, Northwind Office Park, is currently being actively marketed for sale.

    The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership’s properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management’s view, such a presentation would not be significant to an understanding of the Partnership’s business or financial results taken as a whole. As of December 31, 2012, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2013 were employees of the Corporate General Partner or its affiliates.

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

Risks for Investors

ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2: PROPERTIES

    As of December 31, 2013, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. The 2013 and 2012 year-end occupancy rates were 47% and 47%, respectively. As of December 31, 2013 there is no mortgage loan on the Northwind property.

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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S UNITS OF LIMITED PARTNERSHIP INTEREST

    There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2013, there were 878 record holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.. There were no distributions to partners made in 2013 and 2012.

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

ITEM 6: SECLECTED FINANCIAL DATA

	At or for the years ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet data
Net Rental Property	$1,013,932	997,657	1,023,949	1,045,585	1,073,652
Total Assets	2,461,934	2,614,489	2,679,056	3,170,269	3,194,755
Partners' equity	2,461,934	2,514,492	2,598,869	3,047,000	3,066,765
Operating Data
Rental Income	509,130	565,201	597,353	644,108	663,437
Other Income	2,750	3,736	3,810	12,311	9,830
Total Revenue	511,880	568,937	601,163	656,419	673,267
Property operating cost	523,656	500,645	452,403	493,713	523,574
Administrative expense	146,836	145,662	309,319	194,709	200,352
Depreciation Expenses	26,445	26,291	28,887	28,066	28,887
Total Expenses	696,937	672,598	790,609	716,488	752,813
Loss before joint venture
operations and gain on sale of property	(185,056)	(103,662)	(189,446)	(60,069)	(79,546)
(Loss)/Equity in earnings of unconsolidated
joint ventures	(683)	19,284	41,315	40,304	41,790
Net income(loss)	(185,740)	(84,377)	(148,131)	(19,765)	(37,756)
Cash Flow data
Net Cash provided by:
Operating activities	(129,031)	92,429	170,832	(17,884)	(5,533)
Investing activities	(201,873)	0	77,623
Financing activities			(300,000)
Net decrease in cash and
equivalents	(330,904)	92,429	(51,545)	(17,884)	(5,533)
Per limited partnership unit:
Net income(loss)	$(18.02)	(8.18)	(14.37)	(1.92)	(3.66)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

    Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. There were no distributions to partners made in 2013 and 2012. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining property and joint ventures, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership’s properties.

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

Results of Operations:

    The results of operations of the Partnership, excluding equity in earnings from joint ventures for the year ended December 31, 2013 and 2012, produced a net loss of $___ and $103,661, respectively

    Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2013 as compared to 2012

    Rental Income decreased approximately $56,000 due to an increase in vacancies.

    Total expense increased $30,000 for the year ended December 31, 2013.

Joint Venture

        The Joint Venture owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. Total expenses decreased to approximately $1,400 in 2013 to $4,000 in 2012.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management of the Partnership is responsible for establishing and maintaining adequate internal control over reporting in accordance with Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the Partnership’s internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership’s internal control over financial reporting was not effective as of December 31, 2013.

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

    The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

    Joseph M. Jayson, age 75, is Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson has been in the real estate business for the last 49 years and is a Certified Property Manager as designated by the Institute of Real Estate Management (“I.R.E.M.”). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 49 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 30 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

    Judith P. Jayson, age 73, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 40 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 912 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2013. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2013, owned 8 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

   Audit Engagement: Malin, Bergquist & Co., LLP was engaged as the Partnership’s independent auditors for the year 2012, EFP Rotenberg LLP was engaged in 2013. All fees incurred for the years ended December 31, 2013 and 2012 were approved by the Audit Committee.

   Audit Fees: Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s quarterly reports on Form 10-Q by Malin, Bergquist & Co., LLP for the year ended December 31, 2013 amounted to $6,000. Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s annual report on Form 10-K by EFP Rotenberg LLP for the year ended December 31, 2013 amounted to $11,000.

   Audit-Related Fees:  None.

    Tax Fees: The Partnership engaged EFP Rotenberg, LLP to provide tax filing and compliance services during the years ended December 31, 2013 and 2012. The fees for the services amounted to $5,770 for the years ended December 31, 2013 and 2012.

   All Other Fees:  None.

    The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2013 were pre-approved by the Audit Committee.

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

The Audit Committee has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors. During 2013 and 2012, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Audit Committee discussed with the Partnership’s independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examinations, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2013.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

FINANCIAL STATEMENT SCHEDULE

(i)	Schedule III - Real Estate and Accumulated Depreciation	F-15 - F-16

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - II

By: /s/Joseph M. Jayson	April 15, 2014
JOSEPH M. JAYSON,	Date
Individual General Partner

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: REALMARK PROPERTIES, INC.
Corporate General Partner

/s/Joseph M. Jayson	April 15, 2014
JOSEPH M. JAYSON,	Date
President, Treasurer and Director

/s/Judith P. Jayson	April 15, 2014
JUDITH P. JAYSON,	Date
Vice President and Director

Report of Independent Registered Public Accounting Firm

to come

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Balance Sheets
December 31, 2013 and 2012

Assets	2013	2012
Property and Equipment at cost:
Land	$518,481	$518,481
Buildings and Improvements	4,374,048	4,342,175
Furniture and Equipment	9,950	9,950
	4,902,480	4,870,606
Less accumulated depreciation	(3,899,393)	(3,872,949)
Net Property and Equipment	1,003,086	997,657

Equity interest in unconsolidated
joint ventures	1,148,393	1,149,076
Cash and equivalents	33,986	364,890
Accounts receivable, net	2,275	1,381
Receivables from affiliates, net	178,260	110
Other Assets	95,934	101,375
Total Assets	2,461,934	2,614,489

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	86,480	45,580
Securrity deposits and prepaid rents	46,702	54,417
Total liabilities	133,182	99,997
Partners' equity
General partners	639,146	644,718
Limited partners	1,689,606	1,869,774
Total partners' equity	2,328,752	2,514,492
Total Liabilities and partners equity	$2,461,934	$2,614,489

See accompaning notes to consolidated financial statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statement of Operations
For the years ended December 31, 2013 and 2012

	2013	2012
Income:
Rental	$509,130	$565,201
Interest and other	2,750	3,736
Total Income	511,880	568,937
Expenses:
Property operations	523,656	500,645

Administrative:
Affiliates	85,667	85,718
Other	52,670	59,944
Depreciation expenses	26,445	26,291
Total Expenses	702,919	672,598

Loss before equity in earnings of
unconsolidated joint ventures	(185,057)	(103,661)

(Loss)/Equity in earnings of unconsolidated
joint ventures	(683)	19,284

Net Loss	$(191,722)	$(84,377)
Net loss per limited partnership unit	(18.60)	(8.18)

Weighted average number of limited
partnership units outstanding	10,000	10,000

See accompaning notes to consolidated financial statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statement of Partners' Equity
For the years ended December 31, 2013 and 2012

	General	Limited Partners
	Partners	Units	Amount
Balance at Decemebr 31, 2011	647,249	10,000	1,951,620
Net Loss	(2,531)		(81,846)

Balance at December 31, 2012	$644,718	10,000	$1,869,774
Net Loss	(5,572)		(180,168)
Balance at December 31, 2013	$639,146	10,000	$1,689,606

See accompaning notes to consolidated financial statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statement of Cash Flows
December 31, 2013 and 2012

	2013	2012
Cash Flows from operating activities
Net Loss	$(185,740)	$(84,377)
Adjustments to reconcile net loss to net cash
provided by (used in ) operating activities
Depreciation	26,445	26,291
Equity in earnings of joint ventures	683	(19,285)

Changes in:
Accounts recievable	(9,044)	1,657
Other Assets	5,440	(70,469)
Accounts payable and accrued expneses	40,900	30,112
Security deposits and prepaid rents	(7,715)	(10,310)

Net cash provided by (used in ) operating activities	(129,031)	(126,381)

Cash flows investing activities-
Additions to property and equipment	(31,873)	-
Return of Capital from joint venture	(170,000)	218,809

Net cash provided by (used in ) investing activities	(201,873)	218,809

Cash flows from financing activites - partners' capital distributions	-	-
Net decrease in cash and equivalents	(330,904)	92,429
Cash and equivalents at beginning of year	364,890	272,461
Cash and equivalents at end of year	$33,986	$364,890

See accompaning notes to consolidated financial statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The Partnership uses the allowance method for uncollectible accounts. Charges to this account are made on a case-by-case basis. Increases or decreases to the allowance are charged to bad debt expense. For the years ended December 31, 2013 and 2012, bad debt expense was $0 and $4,290, respectively. The allowance for doubtful accounts at December 31, 2013 and 2012 was $0 and $77,045, respectively.

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

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2013, no impairment in value has been recognized.

(e)	Long-Lived Assets

The Partnership reviews its long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For assets held and used, if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount, an impairment loss has occurred. This amount of the impairment loss is equal to the asset’s carrying value over its estimated fair value. No impairment loss has been recognized by the Partnership for the years ended December 31, 2013 and 2012.

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

The fair value of the Partnership’s financial instruments approximated their carrying values at December 31, 2013.

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

The partnership agreement also provides for the distribution to the partners of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners.. There were no distributions to partners made in 2012 and 2013.

(m)	Income Taxes

In June 2006, the Financial Accounting Standards Board issued ASC 740-10-50 (FASB Interpretation No. 48 “FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribed a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the partnership has taken or expects to take on a tax return. The effective date for ASC 740-10-50 for entities other than public entities was revised to years beginning after December 15, 2008. The Partnership adopted ASC 740-10-50 as of January 1, 2009 and, thereafter, recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There was no impact to the Partnership’s financial statements as a result of the implementation of ASC 740-10-50. Interest and/or penalties related to income tax matters, if incurred, are recognized as a component of income tax expense. The Partnership’s income tax filings are subject to audit by various taxing authorities. The Partnership’s open audit periods are 2010-2012.

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

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park. The carrying value of the assets of Northwind Office Park amounted to $997,657 and $997,657 at December 31, 2013 and 2012, respectively. The property generated a net loss of $103,661 and $103,661 for the years ended December 31, 2013 and 2012, respectively.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

Summary financial information of the Joint Venture follows:

Balance Sheet Information

	December 31,
Assets	2013	2012
Cash and Equivalents	$1,181	$1,147
Receivables from affiliates	1,958,468	1,789,868
Accrued interest receivable from affiliate	464,773	464,773
Total Assets	2,424,422	2,255,788

Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses
Payable to afilliiates	170,000	-
Total Liabilities	170,000	-

Partners Equity
The Partnership	1,127,211	1,127,894
RPILP - VIA	1,127,211	1,127,894
Total Partners Equity	2,254,422	2,255,788
Total liabilities and Partners Equity	$2,424,422	$2,255,788

Operating Information

	Years ended December 31,
	2013	2012
Income - interest	$0	$42,301
Expenses
Property operations
Interest	0	538
Administrative	1,366	3,195
Total Expenses	1,366	3,733

Net Income (loss)	(1,366)	38,568

Allocation of Net income/(loss)
The partnership	(686)	19,284
RPILP - VIA	(683)	19,284
Total	$(1,366)	$38,568

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(4)	Investments in Unconsolidated Joint Ventures, Continued

A reconciliation of the Partnership’s investment in Research Triangle Industrial Park Joint Venture is as follows:

	2013	2012
Investment in Joint Venture at
beginning of year	$1,127,894	$1,108,610
Allocated net income	(683)	19,284
Equity Interest in excess of investment
at end of year	$1,127,211	$1,127,894

In 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. In 2001, a portion of the land was sold for a gain of $180,199. The Partnership’s remaining investment in the land amounted to $108,997 at December 31, 2005. In July 2006, the land was sold for a purchase price of $1,371,704. The Partnership received a distribution in the amount of $711,314 related to the sale of the land. There are two purchase money notes totaling $143,312. The Partnership’s basis in the investment in the land has been adjusted to approximately 67% of the remaining partner’s equity, which amounted to $21,181 and $21,181 at December 31, 2013 and 2012, respectively.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(5) Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

	2013	2012
Property management fees based on a percentage
(generally 5%) of the rental income	$30,467	$35,308

Reimbursement for cost of services to the Partnership
that include investor relations, marketing of properties,
supplies, professional fees, communications,
accounting, printing, postage and other items	55,200	50,410
	$85,667	$85,718

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(5)	Related Party Transactions, Continued

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations. Certain receivables from affiliated parties are payable on demand and bear interest at 8% in 2013 and 2012

Loan placement fees are paid or accrued to an affiliate of the general partners. The fee is calculated at 1% of the mortgage loan amounts. No such fees were paid during the years ended December 31, 2013 and 2012.

At December 31, 2013 and 2012, the Partnership has receivables from affiliates amounting to $8,564 and $110, respectively. At December 31, 2013 and 2012, the Partnership has equity interest in unconsolidated joint ventures of $1,318,088 and $1,149,076, respectively.

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

In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 4 years. Future rentals to be received on non-cancelable operating leases with terms of more than one year are as follows:

2014	$320,620
2015	197,582
2016	117,154
$635,356

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(7)	Settlement of Lawsuit

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

Schedule III
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
AND SUBSIDIARY
Real Estate and Accumulated Depreciation
December 31, 2013

Initial Cost
to Partnership
Life on
which
				Cost									depreciation
				Capitalized									in latest
				subsequent									income
Property				to			Building and		Accumulated		Date of	Date	statement is
Description	Encumbrances	Land	Buildings	acquistion	Retirements	Land	Improvments	Total	Depreciation	Retirements	construction	acquired	computed

Northwind Office Park E. Lansing MI		518,481	3,415,895	936,230		518,481	4,352,125	4,870,606	3,899,393		Jun-01- 1973	Dec-01-1983	25

Schedule III, Cont.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Real Estate and Accumulated Depreciation
December 31, 2013 and 2012

(1)	Cost for Federal income tax purposes is $4,870,606

(2)	A reconciliation of the carrying amount of land and buildings as of December 31, 2013 and 2012 follows:

	Partnership Properties
	2013	2012
Balance at beginning of year	$ 4,870,606	$ 4,870,606
Additions	31,874	0
Balance at end of year	$ 4,902,480	$ 4,870,606

(3) A reconciliation of accumulated depreciation for buildings and improvements for the years ended December 31, 2013 and 2012 follows:

	Partnership Properties
	2013	2012
Balance at beginning of year (4)	$ 3,872,948	$ 3,846,657
Current year accumulated depreciation	26,445	26,291
Balance at end of year	$ 3,899,393	$ 3,872,948

(4)    Balance applies entirely to buildings and improvements.