Form 10-K/A
period 2013-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2014-12-31
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment #1

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes  [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (par. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [X] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	(Do not check if a smaller reporting company) [ ]	Smaller reporting company	[X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes       [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

EXPLANATORY NOTE

Background of the Restatement

Realmark Property Investors Limited Partnership – II (together with its subsidiaries, the “Partnership,” “we”, “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”) to: (1) include the Report of the Independent Registered Public Accounting Firm omitted from the Original Filing; (ii) reflect the restatement of the Partnership’s Consolidated Financial Statements for the fiscal year ended December 31, 2013 for the corrections described below; (iii) add certain risk factors associated with ownership of units of limited partnership interest in the Partnership; (iv) identify change in the officers and directors of the Partnership; (iv) remove certain prior disclosures.  As previously disclosed in our Current Report on Form 8-K filed on May 13, 2014, the Partnership engaged Freed Maxick CPAs, P.C. as the Partnership’s independent registered public accounting firm.

The adjustments to the Consolidated Statement of Operations for period ended December 31, 2013, are primarily comprised of an increase in the equity interest in the unconsolidated joint venture of about $63,000 and reclassifications to the balance sheet for prepaid portfolio management fees of approximately $14,000.  There were also approximately $22,000 in additional expenses accrued, including about $10,000 in additional professional fees.  There were also revisions made to correct mathematical errors on Consolidated Statement of Operations for the period ended December 31, 2013 included in the Original Filing.  There were no changes to the Consolidated Statement of Operations for the period ended December 31, 2012.

The adjustments to the Consolidated Balance Sheet for the period ended December 31, 2013 are primarily related to the change in equity interest in the unconsolidated joint venture as well as the prepaid portfolio management fees and the additional payables in 2013.  There were no changes to the Consolidated Balance Sheet for the period ended December 31, 2012.

The Consolidated Statement of Cash Flows for the period ended December 31, 2013 was restated for the same items that impacted the Consolidated Statement of Operations and the Balance Sheet for the same period.  The Consolidated Statement of Cash Flows for the period ended December 31, 2012 was not impacted.

Implementation of the Restatement

This Amended Filing restates fiscal 2013 Consolidated Financial Statement for adjustments resulting from an understatement of equity interest in unconsolidated joint venture, portfolio management fee expense, other miscellaneous administrative expenses and corresponding overstatement of Net Loss and Net Loss per limited partnership unit.  The annual adjustments made as a result of the restatement of our Consolidated Financial Statements are more fully described in Note 2 of the Notes to Consolidated Financial Statements in Part IV, Item 2 of this Amended Filing.

Items Amended

This Amended Filing amends the Original Filing solely to reflect the changes described above.  For the convenience of the reader, this Amended Filing sets for the Original Filing, as modified and superseded where necessary to reflect the restatement and other changes indicated.  Specifically, the following items included in the Original Filing are amended by this Amended Filing:

•	Part I, Item 1, Business;
•	Part I, Item 1A, Risk Factors;
•	Part II, Item 6, Selected Financial Data – DELETED;
•	Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk – DELETED;
•	Part II, Item 8 Financial Statements and Supplementary Data;
•	Part II, Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure;
•	Part II, Item 9B, Other Information;
•	Part III, Item 10, Directors and Executive Officers of the Registrant;
•	Part III, Item 14, Principal Accounting Fees And Services; and
•	Part IV, Item 15, Exhibits and Financial Statement Schedules.

There is an update to the notes regarding the active marketing of the property for sale that does not amount to a forward-looking statement included in the Original Filing, but may give effect to a change in the method of accounting as a firm plan and decision was made to market the property for sale effective September 30, 2014 and as a result will impact the accounting for the property as an asset held for sale in fiscal year 2014 interim consolidated financial statements as of and following September 30, 2014.

PART I

ITEM 1: BUSINESS

The Registrant, Realmark Property Investors Limited Partnership-II (“the Partnership”), is a Delaware limited partnership organized in 1982 pursuant to a First Amended and Restated Agreement and Certificate of Limited Partnership (the “Partnership Agreement”), under the Revised Delaware Uniform Limited Partnership Act. At December 31, 2013, the Partnership’s general partners are Realmark Properties, Inc. (the “Corporate General Partner”), a Delaware corporation, and Joseph M. Jayson (the “Individual General Partner”).

Joseph M. Jayson passed away on June 27, 2014.  A successor Individual General Partner was not appointed following Mr. Jayson’s death.

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

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership’s properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management’s view, such a presentation would not be significant to an understanding of the Partnership’s business or financial results taken as a whole. As of December 31, 2013, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2013 were employees of the Corporate General Partner or its affiliates.

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

You may be allocated more taxable income than the distributions, if any, you receive from us.

So long as the Partnership remains eligible to be taxed as a partnership for U.S. federal income tax purposes, we generally are not subject to U.S. federal income tax. Rather, each holder of our units of limited partnership interest is required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with the taxable year of such holder in computing such holder's U.S. federal income tax liability, and, in some cases, state and local income tax liability, and to pay taxes thereon, regardless of whether the holder has received any distributions from us. Given that we do not currently intend to distribute cash to holders of our units of limited partnership interest, it is possible that the U.S. federal income tax liability, and in some cases, state and local income tax liability, of a holder of our units of limited partnership interest with respect to its allocable share of our earnings in a particular taxable year will exceed the cash distributions, if any, we make to the holder for the year, thus requiring an out-of-pocket tax payment by the holder.

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

Risks for Investors

We currently do not anticipate making, and it is possible we may never make, any distributions to holders of our units of partnership interest.

We currently do not anticipate making any distributions to holders of our units of limited partnership interest at any time in the near future other than following the anticipated sale of the Partnership’s properties. Additionally, it is possible that we may never make any distributions to holders of our units of limited partnership interest at any time in the future. Whether we make distributions in the future will be at the discretion of our corporate general partner and will be reduced by the amount of fees payable to plaintiffs’ legal counsel in connection with the settlement of prior legal proceedings and dependent upon our financial condition, results of operations, capital requirements and any other factors that our corporate general partner decides are relevant. As such, investors seeking cash distributions should not purchase our units of limited partnership interest.  As a result, you may not receive any return on an investment in our units of limited partnership interest unless you are able to sell our units of limited partnership interest for a price greater than that which you paid for it. For a description of prior legal proceedings, see Item 3 to this Amended Filing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of December 31, 2013, the Partnership owned Northwind Office Park, an office complex located in East Lansing, Michigan. The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. The 2013 and 2012 year-end occupancy rates were 47% and 47%, respectively. As of December 31, 2013, there is no mortgage loan on the Northwind property.

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

ITEM 3: LEGAL PROCEEDINGS (continued)

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale.   The Partnership made no distributions to partners in 2013 or 2012. In connection with the pending sale of the Partnership’s properties, it is anticipated that there will be no future distributions of net cash flow from operations. If there are any distributions as a result of the pending sale itself they will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Item 3) and any outstanding liabilities incurred with regard to the sale of the Partnership’s properties.

Subsequent to December 31, 2013, management has retained national representation to market the Northwind Office Park property for sale at a price that is reasonable in relation to its current market value.  While the remaining property has been actively managed during a period of depressed real estate values, the sale of the asset is probable and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  As a result, the accounting is expected to change to show the property as an asset as held for sale.  This does not impact the accounting treatment of the property as of the date of these financials.

Limited partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties on which they will be required to pay income taxes and there is no assurance that cash distributions from the sale of the properties will be sufficient to satisfy these obligations.

Except as described above and in the consolidated financial statements, the general partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations:

The results of operations of the Partnership, excluding equity in earnings from joint ventures for the year ended December 31, 2013 and 2012, produced a net loss of $185,373 and $103,661, respectively

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2013 as compared to 2012

Rental Income decreased approximately $56,000 due to an increase in vacancies.

Total expense increased approximately $ 25,000 for the year ended December 31, 2013.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method and the resulting income increased approximately $48,000 in 2013 from 2012.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Partnership received written correspondence from its independent registered public accounting firm, Malin, Bergquist & Company, LLP, in November 2013 that it was resigning as the Partnership's Independent Auditor. The stated reason was that the firm had merged, and determined that Realmark did not fit in with its direction of the merged practice.

    During the Partnership’s most recent fiscal year and during any subsequent interim periods preceding the date of resignation, the Partnership had no disagreement with Malin, Bergquist & Company, LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

    No accountant's report on the financial statements for the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

    On March 10, 2014 the Partnership provided Malin, Bergquist & Company, LLP with a copy of this disclosure and requested that it furnish a letter to the Partnership, addressed to the SEC, stating that it agreed with the statements made here-in or the reasons why it disagreed. On March 10, 2014, the Partnership received a letter from Malin, Bergquist & Company, LLP that it agreed with the statements contained herein. A copy of the letter from Malin, Bergquist & Company, LLP was attached as Exhibit 16.1 to the Partnership’s Current Report on Form 8-K filed March 12, 2014.

    The Partnership then engaged EFP Rotenberg, LLP, 280 Kenneth Dr. #100, Rochester, NY 14623 (“EFP Rotenberg”) as the Partnership's new independent registered public accounting firm.

    On April 23, 2014, the Partnership received written correspondence from its independent registered public accounting firm, EFP Rotenberg that it was resigning as the Partnership's Independent Auditor. As reported in an 8-K filed on March 10, 2014, EFP Rotenberg was recently retained to perform the 2013 audit for the Partnership. The firm did not complete the 2013 audit and, accordingly, has not issued a report on the Partnership’s financial statements for the year ended December 31, 2013.

    During the Partnership's fiscal years ended December 31, 2013 and December 31, 2012, and through April 23, 2014, there were no disagreements between the Partnership and EFP Rotenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to EFP Rotenberg's satisfaction, would have caused EFP Rotenberg to make reference to the subject matter of the disagreement(s) in its reports on the Partnership's financial statement for such years. During the Partnership's fiscal years ended December 31, 2013 and December 31, 2012, and through April 23, 2014, there were no "reportable events" as described under Item 304(a)(1)(v) of Regulation S-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE (continued)

    The Partnership provided EFP Rotenberg with a copy of the disclosure contained in the Partnership’s Current Report on Form 8-K filed May 13, 2014 and requested that EFP Rotenberg furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether EFP Rotenberg agrees with the contents of this disclosure. A copy of that letter, is attached as Exhibit 16.1 to the Partnership’s Current Report on Form 8-K dated May 31, 2014.

    The Partnership has engaged Freed Maxick CPAs, P.C. (“Freed Maxick”), 424 Main Street, Suite 800 Buffalo NY 14202 as the Partnership's new independent registered public accounting firm.  During the Partnership's fiscal years ended December 31, 2013 and December 31, 2012, and through April 23, 2014, the Partnership did not consult with Freed Maxick on any matter that (i) involved the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, in each case where either a written report or oral advice was provided that Freed Maxick concluded was an important factor considered by the Partnership in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A: CONTROLS AND PROCEDURES

The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership’s management, including the Partnership’s Principle Executive Officer and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Partnership’s Principle Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership’s disclosure controls and procedures to cause them to become effective.

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

ITEM 9A: CONTROLS AND PROCEDURES (continued)

Because of the Partnership’s small size and limited financial resources, there is a limited number of persons, including the Principle Executive Officer and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties, as well as lack of expertise with complex GAAP and SEC reporting matters, constitute material weaknesses in financial reporting.  These material weaknesses have also resulted in the correction of errors and amended 10-K discussed elsewhere in this document.  At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate. In response to these material weaknesses, subsequent to December 31, 2013 management made staffing changes, such as replacing the Controller, and hiring consultants to assist in preparation of the financials. However, these changes have still not completely remediated the material weaknesses identified and reported.

Our management, including the Principle Executive Officer and Principal Financial Officer, does not expect that the Partnership’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls, can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. Subsequent to the date of their most recent evaluation, there have been no changes in the Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Departure of Officer and Director

On October 23, 2014, Judith P. Jayson, President and a member of the Board of Directors (the “Board”) of Realmark Properties, Inc. (the “Corporate General Partner”), the general partner of the Partnership died unexpectedly.  Following the vacancy created by Mrs. Jayson’s death, the size of the Board was reduced to three members consisting of Jordan M. Jayson, Matthew P. Iak and Alan J. Laurita.

Appointment of President

On November 6, 2014, the Board appointed Matthew P. Iak as President of the Corporate General Partner following the death of Judith P. Jayson, its former President.  There was no prior arrangement or understanding pursuant to which he was appointed as President of the Corporate General Partner.  Mr. Iak is the brother-in-law of Jordan M. Jayson.

Mr. Iak is an officer and director of the Partnership’s property management affiliate, Realmark Corporation.  For information regarding any related person transactions involving Mr. Iak and the Partnership, see the note to the Partnership’s consolidated financial statements in Item 8 of this Amended Filing entitled “Related Party Transactions.”

Matthew P. Iak

Mr. Iak, age 37, was appointed President of the Corporate General Partner on November 6, 2014 and has been a member of the Board since August 2014.  He is currently the President of Westmoreland Capital Corporation and an Executive Vice President at U.S. Energy Development Corporation, positions he has held since 2010 and 2013, respectively.  Mr. Iak joined U.S. Energy Development Corporation in 2005, following a successful early career as a Vice President of an international money management firm, and bringing with him brokerage experience of managed business in excess of one billion dollars. He is a graduate of Canisius College.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers. At December 31, 2013, the Individual General Partner of the Partnership was Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership’s Corporate General Partner, as of December 31, 2013, are listed below.  See Item 9B of this Annual Report on Form 10-K for information about the Partnership’s current officer and directors.  Each director is subject to election on an annual basis.

	Title of All Positions Held with
Name	the Corporate General Partner	Year First Elected to Position
Joseph M. Jayson	Chairman of the Board, President and Treasurer	1979

Judith P. Jayson	Vice President and Director	1979

Joseph M. Jayson and Judith P. Jayson were married to each other.

At December 31, 2013, Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more were as follows:

Joseph M. Jayson, age 75, was Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson was Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson had been in the real estate business for the last 49 years and was a Certified Property Manager as designated by the Institute of Real Estate Management (“I.R.E.M.”). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Master’s Degree from the University of Buffalo in 1963, and had served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson had for the last 49 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 30 years, Mr. Jayson and an affiliate also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 73, was Vice President and a Director of Realmark Properties, Inc. She was also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson had been involved in property management for the last 40 years and had extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Audit Committee Disclosure

At December 31, 2013, a separately-designated standing Audit Committee of the Board of Directors of the Corporate General Partner was comprised of Joseph M. Jayson (the “Audit Committee”).  Following Mr. Jayson’s death on June 27, 2014, the Board of Directors of the Corporate General Partner no longer maintains a separately-designated audit committee.  The Board of Directors of the Corporate General Partner also does not maintain nominating or compensation committees, or other similar committees.  Consequently, the Board of Director of the Corporate General Partner does not have audit, nominating, or compensation committee charters.  Functions customarily performed by such committees are performed by the Board of Directors of the Corporate General Partner as a whole as our operations are limited and we have a small number of officers and directors.  We are not required to maintain such committees under the applicable rules of the OTC Bulletin Board, and the Board of Directors of the Corporate General Partner has no current plans to establish such committees. None of the directors of the Corporate General Partner qualify as an “audit committee financial expert.”

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

Realmark Property Investors Limited Partnership - II
Attention: Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 2013 and 2012. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement: FreedMaxick CPAs, P.C was engaged as the Partnership’s independent auditor for 2013 and Malin, Bergquist & Co., LLP was engaged as the Partnership’s independent auditor for the year 2012 and the first three quarters of 2013. All fees incurred for the years ended December 31, 2013 and 2012 were, to the Partnership’s knowledge, approved by the Audit Committee and were subsequently ratified by the Board of Directors of the Corporate General Partner on behalf of the Partnership in December of 2014.

Audit Fees: Audit fees for the audit of the Partnership’s annual financial statement included in the Partnership’s quarterly reports on Form 10-Q by Malin, Bergquist & Co., LLP for year ended December 31, 2013 amounted to $6,000. Audit fees for audit of the Partnership’s annual financial statements included in the Partnership’s annual report on Form 10-K by Freed Maxick CPAs, P.C for the year ended December 31, 2013 amounted to $18,333.  Audit fees for audit of the Partnership’s annual financial statements included in the Partnership’s annual report on Form 10-K by Malin, Bergquist & Co., LLP for the year ended December 31, 2012 amounted to $11,000.  EFP Rotenberg LLP was also paid $11,000 for the year ended December 31, 2013 and did not issue an audit report.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged EFP Rotenberg, LLP to provide tax filing and compliance services during the years ended December 31, 2013 and 2012. The fees for these services amounted to $5,770 for the years ended December 31, 2013 and 2012.

All Other Fees: None.

For fiscal year 2013, the Audit Committee, to the Partnership’s knowledge, set a policy that all other fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. No other fees related to 2013 were paid by the Partnership to its independent auditors.

The Board of Directors of the Corporate General Partner oversees the Partnership’s financial reporting process. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Board of Directors of the Corporate General Partner reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Board of Directors of the Corporate General Partner has the sole authority to retain and terminate the Partnership’s independent auditors and approves all fees paid to the independent auditors. The Audit Committee, with respect to fiscal year 2012, and the Board of Directors, with respect to 2013, reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the Audit Committee or the Board of Directors of the Corporate General Partner, as applicable, under generally accepted auditing standards. In addition, the Board of Directors of the Corporate General Partner has discussed with the independent auditors the auditors’ independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors’ independence.

The Board of Directors of the Corporate General Partner discussed with the Partnership’s independent auditors the overall scope and plans for their audit. The Board of Directors of the Corporate General Partner meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership’s internal controls, and the overall quality of the Partnership’s financial reporting.

In reliance on the reviews and discussions referred to above, the Board of Directors of the Corporate General Partner have approved the inclusion of the Partnership’s audited financial statements in the amendment #1 to the annual report on Form 10-K for the year ended December 31, 2013.

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

10.	Material contracts

(a)	Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed an amended to date is incorporated herein by reference.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
By: REALMARK PROPERTIES, INC.
its Corporate General Partner

/s/ Matthew P. Iak	December 31, 2014
Matthew P. Iak,	Date
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew P. Iak	December 31, 2014
Matthew P. Iak President and Director,	Date
(Principal Executive Officer and Principal Financial Officer)

/s/ Jordan M. Jayson	December 31, 2014
Jordan M. Jayson,	Date
Director

/s/ Alan J. Laurita	December 31, 2014
Alan J. Laurita,	Date
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Realmark Property Investors Limited Partnership – II

We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - II (the Partnership) as of December 31, 2013, and the related consolidated statements of operations, partners’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Partnership has restated its previously unaudited 2013 financial statements as a result of an increase in the Equity interest in the unconsolidated joint venture and a change in payables to affiliates, resulting in an understatement of net loss, assets and liabilities.

As discussed in Note 6 to the consolidated financial statements, the Partnership has had numerous significant transactions with businesses controlled by, and with people who are related to, the general partner, officers and directors of the Partnership.

Freed Maxick, CPAs P.C.

Buffalo, New York

December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

To the Partners of
Realmark Property Investors Limited Partnership - II
Getzville, New York

We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - II (the Company) as of December 31, 2012, and the related consolidated statements of operations and partners’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - II as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the entity has had numerous significant transactions with businesses controlled by, and with people who are related to, the general partner, officers and directors of the entity.

Pittsburgh, Pennsylvania
April 1, 2013

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Balance Sheets
December 31, 2013 and 2012
	2013	2012
Assets	(restated)
Property and Equipment at cost:
Land	$518,481	$518,481
Buildings and Improvements	4,374,048	4,342,175
Furniture and Equipment	9,950	9,950
	4,902,479	4,870,606
Less accumulated depreciation	(3,899,393)	(3,872,949)
Net Property and Equipment	1,003,086	997,657

Equity interest in unconsolidated
joint ventures	1,211,771	1,149,076
Cash	33,986	364,890
Accounts receivable, net	2,275	1,381
Receivables from affiliates, net	178,564	110
Other Assets	115,987	101,375
Total Assets	$2,545,669	$2,614,489

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$107,153	$45,580
Security deposits and prepaid rents	46,702	54,417
Total liabilities	153,855	99,997
Partners' equity
General partners	641,038	644,718
Limited partners	1,750,776	1,869,774
Total partners' equity	2,391,814	2,514,492
Total Liabilities and Partners’ Equity	$2,545,669	$2,614,489

See accompanying notes to consolidated financial statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statement of Operations
For the years ended December 31, 2013 and 2012

	2013	2012
	(restated)
Income:
Rental	$509,130	$565,201
Interest and other	2,750	3,736
Total Income	511,880	568,937
Expenses:
Property operations	537,144	500,645
Administrative:
Affiliates	86,288	85,718
Other	47,376	59,944
Depreciation expenses	26,445	26,291
Total Expenses	697,253	672,598

Loss before equity in earnings of
unconsolidated joint ventures	(185,373)	(103,661)

Equity in earnings of unconsolidated
joint ventures	62,695	19,284

Net Loss	$(122,678)	$(84,377)
Net loss per limited partnership unit	$(11.90)	$(8.18)

Weighted average number of limited
partnership units outstanding	10,000	10,000

See accompanying notes to consolidated financial statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statement of Partners' Equity
For the years ended December 31, 2013 and 2012

		Limited Partners
	General Partners	Units	Amount
Balance at December 31, 2011	$647,249	10,000	$1,951,620
Net Loss	(2,531)		(81,846)

Balance at December 31, 2012	$644,718	10,000	$1,869,774
Net Loss (restated)	(3,680)		(118,998)
Balance at December 31, 2013 (restated)	$641,038	10,000	$1,750,776

See accompanying notes to consolidated financial statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statement of Cash Flows
December 31, 2013 and 2012

	2013	2012
	(restated)
Cash Flows from operating activities
Net Loss	$(122,678)	$(84,377)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	26,445	26,291
Equity in earnings of joint ventures	(62,695)	(19,284)

Changes in:
Accounts recievable	(9,349)	1,657
Other Assets	(14,612)	(70,469)
Accounts payable and accrued expenses	61,573	30,112
Security deposits and prepaid rents	(7,715)	(10,310)
Net cash used in operating activities	(129,031)	(126,381)

Cash flows investing activities-
Additions to property and equipment	(31,873)	-
Advance to joint venture	(170,000)	218,809
Net cash provided by (used in) investing activities	(201,873)	218,809

Cash flows from financing activites	-	-
Net (decrease) increase in cash	(330,904)	92,429

Cash at beginning of year	364,890	272,461

Cash at end of year	$33,986	$364,890

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

In 1982 and 1983, the Partnership sold, through a public offering, 10,000 units of limited partnership interest. At December 31, 2013, the general partners were Realmark Properties, Inc. (the Corporate General Partner) and Joseph M. Jayson (the Individual General Partner) who was the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.  Joseph M. Jayson passed away on June 27, 2014.  A successor Individual General Partner was not appointed following Mr. Jayson’s death.

Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership (note 6).

(2) Restatement of Consolidated Financial Statements

We have restated our Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Partner’s Equity, and Consolidated Statement of Cash Flows as of and for the year ended December 31, 2013 primarily for the increase in the equity interest in unconsolidated joint venture arising from additional interest accrued on affiliated debt within the joint venture.  The statements also changed for corrections in the accruals of portfolio management fees, Audit fees and some miscellaneous accrued expenses and reclassification of affiliated receivables to reflect prepaid amounts.  The cumulative adjustments to correct the consolidated financial statements for all periods prior to December 31, 2013 were immaterial and are recorded as adjustments in the 2013 statements.  Adjustments were made to equity interest in unconsolidated joint venture and accrued interest on the joint venture for the year ended December 31, 2013, the cumulative effect of the adjustments increased previously reported equity interest in unconsolidated joint venture for the year ended December 31, 2013 by $63,378.  Portfolio management fees of approximately $14,000 were reclassified as prepaid expense and about $22,000 in additional Property Management fee and professional fees were accrued.  In addition, revisions were made to correct mathematical errors in the originally filed statement.

The restated financials statements therefore, include various reclassifications to present the consolidated statement of operations on a consistent basis with historical financial statements.   The total expenses reported where overstated by $14,481.  The Loss before equity in earnings of unconsolidated joint ventures was understated by $8,815 and the Net Loss was overstated by $54,563.  The Net Loss per limited partnership unit was overstated by $5.29.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(2)	Restatement of Consolidated Financial Statements, Continued

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated statements of operations for the year ended December 31, 2013 (in thousands):

Year ended
December 31, 2013
($000)
Net Loss – Previously reported	($192)
Mathematical error	15
Net Loss – Previously reported (corrected)	($177)
50% share in Joint Venture change in Interest Income	63
Reclass of Portfolio Management Fees to Prepaid Expense Less additional Exp	14
Recogonition of Property Management Fees	(10)
Accrued Audit Fees	(10)
Adjustments to various accrued expenses	(3)
Net Loss - Restated	($123)

The impact of the restatement and corrective presentation reclassifications on the previously issued consolidated statements of operations as of December 31, 2013 and 2012 is as follows:

	Corrected		Restated
	As reported	Adjustment	& Corrected	As reported
Consolidated Statement of Operations	12 Months Ended	12 Months Ended	12 Months Ended	12 Months Ended
	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2012
Income:
Rental	$509,130	$0	$509,130	$565,201
Interest and other	2,750	-	2,750	3,736
Total Income	511,880	-	511,880	568,937
Expenses:
Property operations	523,656	13,488	537,144	500,645
Affiliates	85,667	621	86,288	85,718
Other	52,670	(5,294)	47,376	59,944
Depreciation expenses	26,445	-	26,445	26,291
Total Expenses	688,438	8,815	697,253	672,598
Loss before equity in earnings of unconsolidated joint ventures	(176,558)	(8,815)	(185,373)	(103,661)

(Loss)/Equity in earnings of unconsolidated joint ventures	(683)	63,378	62,695	19,284
Net Loss	(177,241)	54,563	(122,678)	(84,377)
Net loss per limited partnership unit (per unit)	($17.19)	$5.29	($11.90)	($8.18)
Weighted average number of limited partnership units outstanding (in units)	10,000	10,000	10,000	10,000

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(2)	Restatement of Consolidated Financial Statements, Continued:

The impact of the restatement on the previously issued consolidated balance sheet as of December 31, 2013 and 2012 is as follows:

	As reported	Correction	Adjustment	Restated	As reported
Consolidated Balance Sheets	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2012
Property and Equipment at cost:
Land	$518,481		$0	$518,481	$518,481
Buildings and Improvements	4,374,048		-	4,374,048	4,342,175
Furniture and Equipment	9,950		-	9,950	9,950
Property and Equipment at cost	4,902,479	-	-	4,902,479	4,870,606
Less accumulated depreciation	(3,899,393)		-	(3,899,393)	(3,872,949)
Net Property and Equipment	1,003,086	-	-	1,003,086	997,657
Equity interest in unconsolidated joint ventures	1,148,393		63,378	1,211,771	1,149,076
Cash	33,986		-	33,986	364,890
Accounts recievable, net	2,275		-	2,275	1,381
Receivables from affiliates, net	178,260		304	178,564	110
Other Assets	95,934		20,053	115,987	101,375
Total Assets	$2,461,934	-	$83,735	$2,545,669	$2,614,489
Liabilities:
Accounts payable and accrued expenses	86,480	(8,500)	29,173	107,153	45,580
Securrity deposits and prepaid rents	46,702		-	46,702	54,417
Total liabilities	133,182	(8,500)	29,173	153,855	99,997
Partners equity
General partners	639,146	255	1,637	641,038	644,718
Limited partners	1,689,606	8,245	52,925	1,750,776	1,869,774
Total partners equity	2,328,752	8,500	54,562	2,391,814	2,514,492
Total liabilities and partners equity	$2,461,934	$0	$83,735	$2,545,669	$2,614,489

The restatement changes in the balance sheet are to recognize the increase in equity interest in unconsolidated joint ventures for the additional interest accrued in the joint venture on affiliated debt.  The other assets increased to reflect prepaid portfolio management fees and other presentation reclassifications.  The accounts payable and accrued expenses reflect the accrual on additional property management fees, professional fees and reclassifications of affiliate receivables.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(2)	Restatement of Consolidated Financial Statements, Continued:

The changes to the Consolidated Statement of Cash Flows reflect the impact of the additional equity interest income and the accrued expenses mentioned above.

	Corrected	Adjustment	Restated	As reported
Consolidated Statement of Cash Flows	12 Months Ended	12 Months Ended	12 Months Ended	12 Months Ended
	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2012
Cash Flows from operating activities
Net Loss	($177,241)	$54,563	($122,678)	($84,377)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	26,445	-	26,445	26,291
Equity in earnings of joint ventures	683	(63,378)	(62,695)	(19,284)
Changes in:		-
Accounts receivable	(9,044)	(305)	(9,349)	1,657
Other Assets	5,441	(20,053)	(14,612)	(70,469)
Accounts payable and accrued expenses	32,401	29,172	61,573	30,112
Security deposits and prepaid rents	(7,715)	-	(7,715)	(10,310)
Net cash used in operating activities	(129,030)	(1)	(129,031)	(126,380)
Cash flows investing activities-
Additions to property and equipment	(31,873)	-	(31,873)
Return of Capital from joint venture	(170,000)	-	(170,000)	218,809
Net cash provided by (used in) investing
activities	(201,873)	-	(201,873)	218,809
Net Cash Provided By Used In Financing
Activities
Cash flows from financing activites	-	-	-	-
Net decrease in cash	(330,903)	(1)	(330,904)	92,429
Cash at beginning of year	364,890	-	364,890	272,461
Cash at end of year	$ 33,987	$ (1)	$ 33,986	$ 364,890

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(2)	Restatement of Consolidated Financial Statements, Continued:

Footnote (5) Investment in Unconsolidated Joint Venture

	As reported	Adjustment	Restated	As reported
	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2012
Summary financial information of the Joint Venture:
Assets
Cash and Equivalents	$1,181	$-	$1,181	$1,147
Receivable from affiliates	1,958,468	-	1,958,468	1,789,868
Accrued interest receivable from affiliate	464,773	126,756	591,529	464,773
Total Assets	$2,424,422	$126,756	$2,551,178	$2,255,788
Liabilities:
Payable to affiliates	$170,000	$-	$170,000	$-
Total liabilities	170,000	-	170,000	-
Partners equity:
The Partnership	1,127,211	63,378	1,190,589	1,127,894
RPILP - VIA	1,127,211	63,378	1,190,589	1,127,894
Total partners' equity	2,254,422	126,756	2,381,178	2,255,788
Total liabilities and partners' equity	$2,424,422	$126,756	$2,551,178	$2,255,788

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(2)	Restatement of Consolidated Financial Statements, Continued:

Footnote (5) Investment in Unconsolidated Joint Venture, Continued

Schedule of Operating Information of the Joint Venture
Operating Information	As reported	Adjustment	Restated	As reported
	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2012
Income - interest	$-	$126,756	$126,756	$42,301
Expenses
Property operations
Interest	-	-	-	538
Administrative	1,366	1	1,367	3,195
Total Expenses	(1,366)	1	1,367	3,733
Net Income (loss)	$(1,366)	$126,755	$125,389	$38,568
Allocation of Net income (loss)
The partnership	(683)	63,378	62,695	19,284
RPILP - VIA	(683)	63,378	62,695	19,284
Total	$(1366)	$126,755	$125,389	$38,568

Schedule of Reconciliation of investments in Joint Venture
A reconciliation of the Partnership's investment in Research Triangle Industrial Park Joint Venture is as follows:
	As reported	Adjustment	Restated	As reported
	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2013	Dec. 31, 2012
Investment in Joint Venture at beginning of year	$1,127,894	$-	$1,127,894	$1,108,610
Allocated net income (loss)	(683)	63,378	62,695	19,284
Equity interest in excess of investment
at end of year	$1,127,211	$63,378	$1,190,589	$1,127,894

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(3)	Summary of Significant Accounting Policies

(a)	Basis of Accounting and Consolidation

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

(3)	Summary of Significant Accounting Policies, Continued

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

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2013 and 2012, no impairment in value has been recognized.

(e)	Concentrations of Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institution.

(f)	Unconsolidated Joint Ventures

The Partnership’s investment in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture are unconsolidated joint ventures, which are accounted for on the equity method. These joint ventures are not consolidated in the Partnership’s financial statements because the Partnership is not the controlling owner.

(g)	Rental Income

Rental income is recognized as earned according to the terms of the leases. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(3)	Summary of Significant Accounting Policies, Continued

(h)	Per Unit Data

Per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.  There are no potentially dilutive instruments outstanding.

(i)	Fair Value of Financial Instruments

Due to the short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at December 31, 2013 and 2012.

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

The partnership agreement also provides for the distribution to the partners of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner’s capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will be sufficient cash flow from the sale of the Partnership’s remaining properties to provide this return to the limited partners. There were no distributions to partners made in 2012 and 2013.

(k)	Income Taxes

As a limited partnership, the Company's taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements.

Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by taxing authorities. Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state, or local tax authorities for years before 2010.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(3)	Summary of Significant Accounting Policies, Continued

(l)	Segment Information

The Partnership’s operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

(m)	Reclassifications

Certain 2012 amounts have been reclassified to reflect a consistent presentation with 2013. This change had no effect on previously reported net loss.

(4)	Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park. The carrying value of the assets of Northwind Office Park amounts to $1,003,086 and $997,657 at December 31, 2013 and 2012, respectively.  The property generated a net loss of $185,373 and $103,661 for the years ended December 31, 2013 and 2012, respectively.    As of December 31, 2013 and 2012, based on market conditions, there was not an active program in place to sell the assets and they were not being actively marketed for sale.  Accordingly, the assets have not been classified as assets held for sale.  Subsequent to December 31, 2013, a real estate agent was retained and the assets are being actively marketed and a subsequent sale is probable.  Accordingly, the classification is expected to change for the year ended December 31, 2014.

(5)	Investments in Unconsolidated Joint Ventures

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

Summary financial information of the Joint Venture follows:

Balance Sheet Information

	December 31,
Assets	2013	2012
Cash and Equivalents	$1,181	$1,147
Receivables from affiliates	1,958,468	1,789,868
Accrued interest receivable from affiliate	591,529	464,773
Total Assets	$2,551,178	$2,255,788

Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses
Payable to afilliiates	$170,000	$-
Total Liabilities	170,000	-

Partners Equity
The Partnership	1,190,589	1,127,894
RPILP - VIA	1,190,589	1,127,894
Total Partners Equity	2,381,178	2,255,788
Total liabilities and Partners Equity	$2,551,178	$2,255,788

Operating Information

	Years ended December 31,
	2013	2012
Income - interest	$126,756	$42,301
Expenses
Property operations
Interest	0	538
Administrative	1,367	3,195
Total Expenses	1,367	3,733

Net Income (loss)	$125,389	$38,568

Allocation of Net income/(loss)

The partnership	62,695	19,284
RPILP - VIA	62,695	19,284
Total	$125,389	$38,568

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(5) Investments in Unconsolidated Joint Ventures, Continued

A reconciliation of the Partnership’s investment in Research Triangle Industrial Park Joint Venture is as follows:

	2013	2012
Investment in Joint Venture at
beginning of year	$1,127,894	$1,108,610
Allocated net income	62,695	19,284
Equity Interest in excess of investment
at end of year	$1,190,589	$1,127,894

In 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. In 2001, a portion of the land was sold for a gain of $180,199. The Partnership’s remaining investment in the land amounted to $108,997 at December 31, 2005. In July 2006, the remaining land was sold for a purchase price of $1,371,704. The Partnership received a distribution in the amount of $711,314 related to the sale of the land. There are two purchase money notes totaling $143,312. The Partnership’s basis in the investment in the land has been adjusted to approximately 67% of the remaining partner’s equity, which amounted to $21,182 and $21,182 at December 31, 2013 and 2012, respectively.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(6)    Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items for the years ended December 31, is as follows:

	2013	2012
Property management fees based on a percentage
(generally 5%) of the rental income	$44,948	$35,308

Reimbursement for cost of services to the Partnership
that include investor relations, marketing of properties,
supplies, professional fees, communications,
accounting, printing, postage and other items	41,340	50,410
	$86,288	$85,718

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(6)	Related Party Transactions, Continued

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations. Certain receivables from affiliated parties are payable on demand and bear interest at 8% in 2013 and 2012.

At December 31, 2013 and 2012, the Partnership has receivables from affiliates amounting to $178,564 and $110, respectively. The $178,564 receivable at December 31, 2013 consists of an advance to the unconsolidated joint venture of $170,000 and 8,564 of other corporate affiliated balances.  At December 31, 2013 and 2012, the Partnership has equity interest in unconsolidated joint ventures of $ 1,190,589 and 1,127,894, respectively.

Memorandum of Understanding

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park Joint Venture). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.  The outstanding balance, including accrued interest, related to this loan amounted to $1,647,832 and $1,521,076 at December 31, 2013 and 2012, respectively.

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

In connection with the operation of Northwind, a commercial property, the Partnership has entered into numerous operating leases with terms from 1 to 4 years. Future rentals to be received on non-cancelable operating leases with terms of more than one year are as follows:

2014	$325,383
2015	210,456
2016	120,550
$656,389

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements, Continued

(8)	Settlement of Lawsuit

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