Form 10-Q
period 2014-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2015-07-08
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]  No [X]

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

 Consolidated Balance Sheets

	(Unaudited)
Assets	March 31, 2014	December 31, 2013

Property and equipment, at cost:
Land and improvements	$518,481	$518,481
Buildings and improvements	4,374,048	4,374,048
Furniture and equipment	9,950	9,950
	4,902,479	4,902,479
Less accumulated depreciation	(3,906,955)	(3,899,393)
Net property and equipment	995,524	1,003,086
Equity interest in unconsolidated joint ventures	1,200,160	1,211,771
Cash	4,714	33,986
Accounts receivable, net	5,533	2,275
Receivables from affiliates, net	212,905	178,564
Other assets	70,605	115,987
Total assets	$2,489,441	$2,545,669
Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	89,844	107,153
Security deposits and prepaid rents	38,785	46,702
Total liabilities	128,629	153,855
Partners' deficit:
General partners	639,555	641,038
Limited partners	1,721,257	1,750,777
Total partners' equity	2,360,812	2,391,814
Total liabilities and partners' equity	$2,489,441	$2,545,669

See accompanying notes to the Consolidated Financial Statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

Consolidated Statements of Operations
for the three months ended March 31,
(Unaudited)

	2014	2013 (restated)
Income:
Rental	$115,662	$139,406
Interest and other	16,001	437
Total Income	131,663	139,843
Expenses:
Property operations	154,629	135,036
Administrative:
Affiliates	10,808	30,054
Other	11,742	13,641
Depreciation expenses	7,562	7,267
Total Expenses	184,741	185,999
Loss before equity in earnings of
unconsolidated joint ventures	(53,078)	(46,156)
Equity in earnings of unconsolidated
joint ventures	22,646	31,384
Net loss	$(30,432)	$(14,772)
Net loss per limited partnership unit	$(2.95)	$(1.43)
Weighted average number of limited
partnership units outstanding	10,000	10,000

See accompanying notes to the Consolidated Financial Statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

Consolidated Statements of Cash Flows
for the three months ended March 31,
(Unaudited)

	2014	2013 (restated)
Cash flows from operating activities:
Net loss	$(30,432)	$(14,772)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,562	7,267
Equity in earnings of joint ventures	(22,646)	(31,384)
Changes in:
Accounts receivable	(3,342)	(35,331)
Other assets	45,383	27,175
Accounts payable and accrued expenses	(17,310)	(11,387)
Security deposits and prepaid rents	(7,917)	(10,454)
Net cash used in operating activities	(28,702)	(68,885)
Cash flows investing activities-
Repurchased shares	(570)	-
Net cash provided by investing activities	(570)	-
Net decrease in cash	(29,272)	(68,885)
Cash at beginning of period	33,986	364,890
Cash at end of period	$4,714	$296,005
Cash paid for interest	$-	$-
Non-cash investing activities:
Proceeds from return in capital advanced to affiliate	$34,256	$-

See accompanying notes to the Consolidated Financial Statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
Three Months ended March 31, 2014 and 2013

1)	Formation and Operation of Partnership

Realmark Property Investors Limited Partnership - II (the Partnership) is a Delaware limited partnership formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments.

In 1982 and 1983, the Partnership sold, through a public offering, 10,000 units of limited partnership interest. At December 31, 2013, the general partners were Realmark Properties, Inc. (the Corporate General Partner) and Joseph M. Jayson (the Individual General Partner) who was the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Joseph M. Jayson passed away on June 27, 2014. A successor Individual General Partner was not appointed following Mr. Jayson’s death.  Refer to Item 9B: Other Information in the December 31, 2013 Form 10K/A for further background on the changes in Corporate General Partner’s Board and Management.

Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership.

2)	Restatement of Consolidated Financial Statements

The accompanying consolidated financial statements have been restated for March 31, 2013 from the unaudited version previously made available to reflect additional adjustments and reclassifications. The nature of these adjustments are discussed in detail in the 2013 Form 10 K/A.

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated statements of operations for the three months ended March 31, 2013 (in thousands):

March 31, 2013
Net Loss - Previously reported	$(46)
Equity in earnings of unconsolidated joint ventures	31
Net Loss - Restated	$(15)

3) Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
Three Months ended March 31, 2014 and 2013

The Partnership’s significant accounting policies are set forth in its December 31, 2013 Form 10-K/A. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included therein. The interim results should not be considered indicative of the annual results.

(b)	Fair Value of Financial Instruments

Due to the short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at March 31, 2014 and December 31, 2013.

(c)	Property and Equipment

At March 31, 2014, the Partnership owned and operated an office complex in Michigan (Northwind Office Park).

(d)	Investment in Other Joint Ventures

The consolidated financial statements at March 31, 2014, reflect the closing entries for the interest that the Partnership held in a land joint venture.  The final accounting contributing an additional $13,075 in equity income in the unconsolidated joint venture derived primarily from interest income on the notes held from the sale of the land and cash of $34,256 representing the net cash due the partnership. The carrying value of this equity method investment as of December 31, 2013 was $21,121.

(e)	Investment in Research Triangle Industrial Park Joint Venture

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture (the Venture) with Realmark Property Investors Limited Partnership – VIA (RPILP – VIA), an entity affiliated through common general partners. The joint venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility in Durham, North Carolina, which was sold in December 2006.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
Three Months ended March 31, 2014 and 2013

The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP – VIA. Summary financial information of the Venture follows:

Balance Sheet Information
	(Unaudited)
	March 31, 2014	December 31, 2013
Assets
Cash and Equivalents	$1,029	$1,181
Receivables from affiliates	1,956,635	1,958,468
Accrued interest receivable from affiliate	612,656	591,529
Total Assets	$2,570,320	$2,551,178
Liabilities and Partners' Equity
Liabilities
Payable to affiliates	$170,000	$170,000
Total Liabilities	170,000	170,000
Partners Equity
The Partnership	1,200,160	1,190,589
RPILP - VIA	1,200,160	1,190,589
Total Partners Equity	2,400,320	2,381,178
Total liabilities and Partners Equity	$2,570,320	$2,551,178

Operating Information
	Three Months Ended March 31,
	2014	2013
Income - interest	$21,126	$63,378
Expenses
Administrative	1,985	611
Total Expenses	1,985	611
Net Income	$19,141	$62,767
Allocation of Net income
The partnership	9,571	31,384
RPILP - VIA	9,571	31,384
Total	$19,141	$62,767

(4) Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
Three Months ended March 31, 2014 and 2013

A summary of those items for the three months ended March 31, is as follows:
	2014	2013
Property management fees based on a percentage (generally 6%) of the rental income	$ 6,098	$ 8,354

Reimbursement for cost of services to the Partnership that include investor relations, marketing of properties, supplies, professional fees, communications, accounting, printing, postage and other items	4,710	21,700
	$10,808	$30,054

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations. Certain receivables from affiliated parties are payable on demand and bear interest at 8% in 2014 and 2013.

At March 31, 2014 and December 2013, the Partnership has receivables from affiliates amounting to $212,905 and $178,564, respectively. The $212,905 receivable at March 31, 2014 consists of an advance to the unconsolidated joint venture of $170,000 and $42,905 of other corporate affiliated balances.  At March 31, 2014 and December 31, 2013, the Partnership has equity interest in unconsolidated joint ventures of $1,200,160 and $1,190,590, respectively.

Memorandum of Understanding

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park Joint Venture). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.  The outstanding balance, including accrued interest, related to this loan amounted to $1,668,958 and $1,647,832 at March 31, 2014 and December 31, 2013, respectively.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
Three Months ended March 31, 2014 and 2013

(5)	Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park. The carrying value of the assets of Northwind Office Park amounts to $995,524 and $1,003,086 at March 31, 2014, and December 31, 2013, respectively.  The property generated a net loss of $19,141 and $62,767 for the three months ended March 31, 2014 and 2013, respectively.    As of March 31, 2014 and December 31, 2013, based on market conditions, there was not an active program in place to sell the assets and they were not being actively marketed for sale.  Accordingly, the assets have not been classified as assets held for sale.  Subsequent to March 31, 2014, a real estate agent was retained and the assets are being actively marketed and a subsequent sale is probable.  Accordingly, the classification is expected to change for the year ended December 31, 2014.

(6)	Settlement of Lawsuit

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
Management Discussion and Analysis
Three Months ended March 31, 2014 and 2013

PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

Liquidity and Capital Resources

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership made no distributions to partners in 2014 or 2013. In connection with the pending sale of the Partnership’s properties, it is anticipated that there will be no future distributions of net cash flow from operations. If there are any distributions as a result of the pending sale itself they will be reduced by the amount of fees payable to the plaintiffs’ legal counsel in connection with the settlement agreement (Part II, Item 1) and any outstanding liabilities incurred with regard to the sale of the Partnership’s properties.

Subsequent to March 31, 2014, management has retained national representation to market the Northwind Office Park property for sale at a price that is reasonable in relation to its current market value. While the remaining property has been actively managed during a period of depressed real estate values, the sale of the asset is probable and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As a result, the accounting is expected to change to show the property as an asset as held for sale. This does not impact the accounting treatment of the property as of the date of these consolidated financial statements.

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

Results of Operations

The results of operations of the Partnership, excluding equity in earnings from joint ventures for the three months ended March 31, 2014 and 2013, produced a net loss of approximately $53,000 and approximately $46,000, respectively.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2014 as compared to 2013

Rental income decreased approximately $24,000 due to an increase in vacancies.  The equity interest in the income in unconsolidated joint ventures of approximately $23,000 in 2014 is inclusive of the one-time gain recorded on the land joint venture discussed in Note 3(d) to the consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Management Discussion and Analysis
Three Months ended March 31, 2014 and 2013

The partnership recorded Interest and other income of approximately $16,000 for the three months ended March 31, 2014. Total expenses were approximately the same for the three months ended March 31, 2014 and 2013, respectively.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method and the resulting income was approximately $10,000 less in 2014 compared to the restated value from 2013 of $31,000.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

PART I - Item 4.  Controls and Procedures

The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership’s management, including the Partnership’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this interim report. Based on that evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership’s disclosure controls and procedures to cause them to become effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the “Realmark Partnerships”) and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership’s settlement of this litigation was described in its Annual Report on Form 10-K/A for the year ended December 31, 2013.

Item 5. Other Information

Reports on Form 8-K

None.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Three Months ended March 31, 2014 and 2013

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP – II

/s/ Matthew P. Iak
Matthew P. Iak
Date: July 8, 2015	Principal Executive Officer and
Principal Financial Officer