Form 10-Q
period 2014-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2015-07-08
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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
Item 1 - Financial Statements
 Consolidated Balance Sheets

	(Unaudited)
Assets	June 30, 2014	December 31, 2013

Property and equipment, at cost:
Land and improvements	$518,481	$518,481
Buildings and improvements	4,374,048	4,374,048
Furniture and equipment	9,950	9,950
	4,902,479	4,902,479
Less accumulated depreciation	(3,914,449)	(3,899,393)
Net property and equipment	988,030	1,003,086
Equity interest in unconsolidated joint ventures	1,210,644	1,211,771
Cash	4,621	33,986
Accounts receivable, net	3,739	2,275
Receivables from affiliates, net	202,364	178,564
Other assets	40,647	115,987
Total assets	$2,450,045	$2,545,669
Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	106,559	107,153
Security deposits and prepaid rents	40,172	46,702
Total liabilities	146,731	153,855
Partners' deficit:
General partners	637,830	641,038
Limited partners	1,665,484	1,750,776
Total partners' equity	2,303,314	2,391,814
Total liabilities and partners' equity	$2,450,045	$2,545,669

See accompanying notes to the Consolidated Financial Statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income:
Rental	$ 109,027	$ 130,895	$ 224,689	$ 270,301
Interest and other	1,767	561	17,768	998
Total Income	110,794	131,456	242,457	271,299
Expenses:
Property operations	137,083	120,205	291,713	255,241
Administrative:
Affiliates	10,931	17,094	21,738	47,148
Other	23,268	9,045	35,011	22,687
Depreciation expenses	7,495	6,533	15,056	13,800
Total Expenses	178,777	152,877	363,518	338,876
Loss before equity in earnings of
unconsolidated joint ventures	(67,983)	(21,421)	(121,061)	(67,577)
Equity in earnings of unconsolidated
joint ventures	10,485	31,434	33,131	41,692
Net Loss	$ (57,498)	$ 10,013	$ (87,930)	$ (25,885)
Net loss per limited partnership unit	$ (5.75)	$ 0.97	$ (8.51)	$ (2.51)
Weighted average number of limited
partnership units outstanding	10,000	10,000	10,000	10,000

See accompanying notes to the Consolidated Financial Statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Consolidated Statements of Cash Flows
for the six months ended June 30,
(Unaudited)

	2014	2013 (restated)
Cash flows from operating activities:
Net loss	$(87,930)	$(25,886)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	15,056	13,800
Equity in earnings of joint ventures	(33,131)	(41,692)
Changes in:
Accounts receivable	8,992	(125,813)
Other assets	75,341	64,410
Accounts payable and accrued expenses	(593)	10,702
Security deposits and prepaid rents	(6,530)	(16,147)
Net cash used in operating activities	(28,795)	(120,626)
Cash flows investing activities-
Additions to property and equipment	-	(31,873)
Repurchased shares	(570)	-
Net cash provided by (used in) investing activities	(570)	(31,873)
Net decrease in cash	(29,365)	(152,499)
Cash at beginning of period	33,986	364,890
Cash at end of period	$4,621	$212,391
Cash paid for interest	$-	$-
Proceeds from return in capital advanced to affiliate	$34,256	$-

See accompanying notes to the Consolidated Financial Statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
Six Months ended June 30, 2014 and 2013

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

2)	Restatement of Consolidated Financial Statements

The accompanying consolidated financial statements have been restated for June 30, 2013 from the unaudited version previously made available to reflect additional adjustments and reclassifications. The nature of these adjustments are discussed in detail in the 2013 Form 10 K/A.

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated statements of operations for the three and six months ended June 30, 2013 (in thousands):

	Three months ended June 30, 2013	Six months ended June 30, 2013
Net Loss - Previously reported	$ (19)	$ (66)
Equity in earnings of unconsolidated joint ventures	31	42
Other	(2)	(2)
Net Loss - Restated	$ 10	$ (26)

3) Summary of Significant Accounting Policies

(a)	Basis of Presentation
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
Six Months ended June 30, 2014 and 2013

The Partnership’s significant accounting policies are set forth in its December 31, 2013 Form 10-K/A. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements included therein. The interim results should not be considered indicative of the annual results.

(b)	Fair Value of Financial Instruments

Due to the short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at June 30, 2014 and December 31, 2013.

(c)	Property and Equipment

At June 30, 2014, the Partnership owned and operated an office complex in Michigan (Northwind Office Park).

(d)	Investment in Other Joint Venture

The consolidated financial statements at June 30, 2014, reflect the closing entries for the interest that the Partnership held in a land joint venture.  The final accounting contributing an additional $13,075 in equity income in the unconsolidated joint venture derived primarily from interest income on the notes held from the sale of the land and cash of $34,256 representing the net cash due the partnership. The carrying value of this equity method investment as of December 31, 2013 was $21,121.

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
Six Months ended June 30, 2014 and 2013

The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP – VIA. Summary financial information of the Venture follows:

Balance Sheet Information
	(Unaudited)
	June 30, 2014	December 31, 2013
Assets
Cash and equivalents	$872	$1,181
Receivables from affiliates	1,956,635	1,958,468
Accrued interest receivable from affiliate	633,781	591,529
Total Assets	$2,591,288	$2,551,178
Liabilities and Partners' Equity
Liabilities
Payable to affiliates	$170,000	$170,000
Total Liabilities	170,000	170,000
Partners Equity
The Partnership	1,210,644	1,190,589
RPILP - VIA	1,210,644	1,190,589
Total Partners Equity	2,421,288	2,381,178
Total liabilities and Partners Equity	$2,591,288	$2,551,178

Operating Information
	Six Months Ended June 30,
	2014	2013
Income - interest	$42,252	$84,504
Expenses
Administrative	2,142	1,120
Total Expenses	2,142	1,120
Net Income	40,110	83,384
Allocation of Net income
The partnership	20,055	41,692
RPILP - VIA	20,055	41,692
Total	$40,110	$83,383

(4) Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
Six Months ended June 30, 2014 and 2013

A summary of those items for the six months ended June 30, is as follows:

	2014	2013
Property management fees based on a percentage (generally 6%) of the rental income	$ 12,601	$ 18,448
Reimbursement for cost of services to the Partnership that include investor relations, marketing of properties, supplies, professional fees, communications, accounting, printing, postage and other items	9,137	28,700
	$ 21,738	$ 47,148

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations. Certain receivables from affiliated parties are payable on demand and bear interest at 8% in 2014 and 2013.

At June 30, 2014 and December 2013, the Partnership has receivables from affiliates amounting to $202,364 and $178,564, respectively. The $202,364 receivable at June 30, 2014 consists of an advance to the unconsolidated joint venture of $170,000 and $32,364 of other corporate affiliated balances.  At June 30, 2014 and December 31, 2013, the Partnership has equity interest in unconsolidated joint ventures of $1,210,644 and $1,190,590, respectively.

Memorandum of Understanding

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park Joint Venture). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.  The outstanding balance, including accrued interest, related to this loan amounted to $1,690,507 and $1,647,832 at June 30, 2014 and December 31, 2013, respectively.

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
Six Months ended June 30, 2014 and 2013

(5)	Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park. The carrying value of the assets of Northwind Office Park amounts to $988,030 and $1,003,086 at June 30, 2014, and December 31, 2013, respectively.  The property generated a net loss of $87,930 and $25,885 for the six months ended June 30, 2014 and 2013, respectively.    As of June 30, 2014 and December 31, 2013, based on market conditions, there was not an active program in place to sell the assets and they were not being actively marketed for sale.  Accordingly, the assets have not been classified as assets held for sale.  Subsequent to June 30, 2014, a real estate agent was retained and the assets are being actively marketed and a subsequent sale is probable.  Accordingly, the classification is expected to change for the year ended December 31, 2014.

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
Six Months ended June 30, 2014 and 2013

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

Subsequent to June 30, 2014, management has retained national representation to market the Northwind Office Park property for sale at a price that is reasonable in relation to its current market value. While the remaining property has been actively managed during a period of depressed real estate values, the sale of the asset is probable and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As a result, the accounting is expected to change to show the property as an asset as held for sale. This does not impact the accounting treatment of the property as of the date of these consolidated financial statements.

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

Results of Operations

The results of operations of the Partnership, excluding equity in earnings from joint ventures for the six months ended June 30, 2014 and 2013, produced a net loss of approximately $88,000 and $26,000, respectively.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2014 as compared to 2013

Rental income decreased approximately $46,000 due to an increase in vacancies. The decrease in equity interest in income of unconsolidated joint ventures compared to the first six months of 2013 would equal approximately $21,000 if not for the one-time gain from closing out the land joint venture discussed in Note 3d to the consolidated financial statements.  The partnership recorded interest and other income of approximately $18,000 for the six months ended June 30, 2014.   Total expenses increased by approximately $25,000 consisting of increases in real estate taxes, utilities, professional/filing/bank fees offset by a decrease in affiliate charges.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Management Discussion and Analysis
Six Months ended June 30, 2014 and 2013

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method and the resulting income was approximately $21,000 less in 2014 compared to the restated value from 2013 of $42,000.

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
Six Months ended June 30, 2014 and 2013

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