Form 10-Q
period 2014-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2015-07-08
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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
Item 1 - Financial Statements
 Consolidated Balance Sheets

	(Unaudited)
Assets	September 30, 2014	December 31, 2013

Property and equipment, at cost:
Land and improvements	$518,481	$518,481
Buildings and improvements	4,374,048	4,374,048
Furniture and equipment	9,950	9,950
	4,902,479	4,902,479
Less accumulated depreciation	(3,921,279)	(3,899,393)
Net property and equipment	981,200	1,003,086
Equity interest in unconsolidated joint ventures	1,221,170	1,211,771
Cash	78,468	33,986
Accounts receivable, net	3,953	2,275
Receivables from affiliates	178,371	178,564
Other assets	62,338	115,987
Total assets	$2,525,500	$2,545,669
Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$151,861	$107,153
Payables to affiliates Security deposits and prepaid rents	40,587 54,056	- 46,702
Total liabilities	246,504	153,855
Partners' deficit:
General partners	637,101	641,038
Limited partners	1,641,895	1,750,777
Total partners' equity	2,278,996	2,391,814
Total liabilities and partners' equity	$2,525,500	$2,545,669

See accompanying notes to the Consolidated Financial Statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Income:	2014	2013	2014	2013
Rental	$ 114,444	$ 118,206	$ 339,133	$ 388,507
Interest and other	5,541	819	23,309	1,817
Total Income	119,985	119,025	362,442	390,324
Expenses:
Property operations	111,947	129,059	403,661	383,222
Administrative:
Affiliates	9,786	22,271	31,524	67,648
Other	26,265	10,707	61,275	29,143
Depreciation expenses	6,830	7,222	21,886	21,022
Total Expenses	154,828	169,259	518,346	501,035
Loss before equity in earnings of
unconsolidated joint ventures	(34,843)	(50,233)	(155,904)	(110,711)
Equity in earnings of unconsolidated
joint ventures	10,525	10,497	43,656	52,189
Net Loss	$ (24,318)	$ (39,737)	$ (112,248)	$ (58,522)
Net loss per limited partnership unit	$ (2.36)	$ (3.85)	$ (10.89)	$ (5.68)
Weighted average number of limited
partnership units outstanding	10,000	10,000	10,000	10,000

See accompanying notes to the Consolidated Financial Statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II

Consolidated Statements of Cash Flows
for the Nine months ended September 30,
(Unaudited)

	2014		2013 (restated)
Cash flows from operating activities:
Net loss	$(112,248)		$(58,522)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	21,886		21,022
Equity in earnings of joint ventures	(43,656)		(52,189)
Changes in:
Accounts receivable	(1,484)		(168,622)
Other assets	53,649		24,929
Accounts payable and accrued expenses	85,296		(13,729)
Security deposits and prepaid rents	7,353		(21,016)
Net cash provided by (used in) operating activities	10,796		(268,127)
Cash flows investing activities-
Additions to property and equipment	-		(31,873)
Proceeds from the return of Invested Capital in joint venture	34,256		-
Repurchased shares	(570)		-
Net cash provided by investing activities	33,686		(31,873)
Net increase (decrease) in cash	44,482		(300,000)
Cash at beginning of period	33,986		364,890
Cash at end of period	$78,468	$	$64,890
Cash paid for interest	$-	$	$-

See accompanying notes to the Consolidated Financial Statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
Nine Months ended September 30, 2014 and 2013

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

2)	Restatement of Consolidated Financial Statements

The accompanying consolidated financial statements have been restated for September 30, 2013 from the unaudited version previously made available to reflect additional adjustments and reclassifications. The nature of these adjustments are discussed in detail in the 2013 Form 10 K/A.

The summary impacts of the restatement adjustments on the Company’s previously reported consolidated statements of operations for the three and nine months ended September 30, 2013 (in thousands):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Net Loss - Previously reported	$ (45)	$ (111)
Equity in earnings of unconsolidated joint ventures, net of misc. activity	5	53
Net Loss - Restated	$ (40)	$ (58)

3) Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
Nine Months ended September 30, 2014 and 2013

required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included.

The Partnership’s significant accounting policies are set forth in its December 31, 2013 Form 10-K/A. The interim consolidated financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

(b)	Fair Value of Financial Instruments

Due to the short-term nature and interest rates that approximate market rates, the fair value of the Partnership’s financial instruments approximated their carrying values at September 30, 2014 and 2013.

(c)	Property and Equipment

At September 30, 2014, the Partnership owned and operated an office complex in Michigan (Northwind Office Park).

(d)	Investment in Other Joint Ventures

The consolidated financial statements at September 30, 2014, reflect the closing entries for the interest that the Partnership held in a land joint venture.  The final accounting contributing an additional $13,075 in equity income in the unconsolidated joint venture derived primarily from interest income on the notes held from the sale of the land and cash of $34,256 representing the net cash due the partnership.  The carrying value of this equity method investment as of December 31, 2013 was $21,181.

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
Nine Months ended September 30, 2014 and 2013

The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP – VIA. Summary financial information of the Venture follows:

Balance Sheet Information

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets
Cash and Equivalents	$797	$1,181
Receivables from affiliates	1,956,213	1,958,468
Accrued interest receivable from affiliate	655,330	591,529
Total Assets	$2,612,340	$2,551,178

Liabilities and Partners' Equity
Liabilities
Payable to affiliates	$170,000	$170,000
Total Liabilities	170,000	170,000
Partners Equity
The Partnership	1,221,170	1,190,589
RPILP - VIA	1,221,170	1,190,589
Total Partners Equity	2,442,340	2,381,178
Total liabilities and Partners Equity	$2,612,340	$2,551,178

Operating Information

	Nine Months Ended September 30,
	2014	2013
Income - interest	$63,378	$105,630
Expenses
Administrative	2,216	1,252
Total Expenses	2,216	1,252
Net Income	61,162	104,378
Allocation of Net income
The partnership	30,581	52,189
RPILP - VIA	30,581	52,189
Total	$61,162	$104,378

(4) Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Notes to Consolidated Financial Statements
Nine Months ended September 30, 2014 and 2013

A summary of those items for the nine months ended September 30, is as follows:

	2014	2013
Property management fees based on a percentage (generally 6%) of the rental income	$19,238	$28,448
Reimbursement for cost of services to the Partnership that include investor relations, marketing of properties, supplies, professional fees, communications, accounting, printing, postage and other items	12,286	39,200
	$31,524	$67,648

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership’s consolidated statements of operations. Certain receivables from affiliated parties are payable on demand and bear interest at 8% in 2014 and 2013.

At September 30, 2014 and December 2013, the Partnership has receivables from affiliates amounting to $178,371 and $178,564, respectively. The $178,371 receivable at September 30, 2014 consists of an advance to the unconsolidated joint ventures of $170,000 and $8,371 of net other corporate affiliated receivable balances.  At September 30, 2014 and December 31, 2013, the Partnership has equity interest in unconsolidated joint ventures of $1,221,170 and $1,190,590, respectively. Payables to affiliates amounted to $40,587 at September 30, 2014 and $0 at December 31, 2013. The amounts consist of property expenses paid by a corporate affiliate.

Memorandum of Understanding

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park Joint Venture). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.  The outstanding balance, including accrued interest, related to this loan amounted to $1,711,633 and $1,647,832 at September 30, 2014 and December 31, 2013, respectively.

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
Nine Months ended September 30, 2014 and 2013

(5)	Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Northwind Office Park. The carrying value of the assets of Northwind Office Park amounts to $981,200 and $1,003,086 at Septemnber 30, 2014, and December 31, 2013, respectively.  The property generated a net loss of $112,248 and $58,522 for the nine months ended September 30, 2014 and 2013, respectively.    As of September 30, 2014 and December 31, 2013, based on market conditions, there was not an active program in place to sell the assets and they were not being actively marketed for sale.  Accordingly, the assets have not been classified as assets held for sale.  Subsequent to September 30, 2014, a real estate agent was retained and the assets are being actively marketed and a subsequent sale is probable.  Accordingly, the classification is expected to change for the year ended December 31, 2014.

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs’ attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs’ counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units’ trading prices on the secondary market as reported by Partnership Spectrum for the period May through September 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Management Discussion and Analysis
Nine Months ended September 30, 2014 and 2013

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

Subsequent to September 30, 2014, management has retained national representation to market the Northwind Office Park property for sale at a price that is reasonable in relation to its current market value. While the remaining property has been actively managed during a period of depressed real estate values, the sale of the asset is probable and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. As a result, the accounting is expected to change to show the property as an asset as held for sale. This does not impact the accounting treatment of the property as of the date of these consolidated financial statements.

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

Results of Operations

The results of operations of the Partnership, excluding equity in earnings from joint ventures for the nine months ended September 30, 2014 and 2013, produced a net loss of approximately $112,000 and $59,000, respectively.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2014 as compared to 2013

Rental income decreased approximately $49,000 due to an increase in vacancies. Total expenses increased by approximately $17,000 consisting of increases in real estate taxes, utilities, professional/filing/bank fees offset by a decrease in affiliate charges.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
Management Discussion and Analysis
Nine Months ended September 30, 2014 and 2013

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method and the resulting income was approximately $9,000 less in 2014 compared to the restated value from 2013 of $52,000.

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
Nine Months ended September 30, 2014 and 2013

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