Form 10-K
period 2014-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2016-02-19
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
(Address of Principal Executive Office)

Registrant's Telephone Number, including area code: (716) 636-9090

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes  [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (par. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [X] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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

RECENT DEVELOPMENTS

As previously announced, and as discussed in this Form 10-K, on August 10, 2015, Realmark Property Investors Limited Partnership - II (the "Partnership") closed on the sale of its remaining real property known as Executive Office Park (formerly known as Northwind Office Park) situated in East Lansing, Michigan. The Partnership does not have any operations following the sale of this property. Consequently, the Partnership is in the process of winding up its affairs and expects to terminate the Partnership in the near future.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

PART I

ITEM 1: BUSINESS

The Registrant, Realmark Property Investors Limited Partnership-II ("the Partnership"), is a Delaware limited partnership organized in 1982 pursuant to a First Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. The Partnership's general partner is Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation.

Joseph M. Jayson served as the individual General Partner until he passed away on June 27, 2014.  A successor Individual General Partner was not appointed following Mr. Jayson's death.

The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on September 3, 1982, and concluded the offering on August 31, 1983, having raised a total of $10,000,000 before deducting sales commissions and expenses of the offering.

The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2014, the Partnership, owned an office complex known as Executive Office Park (formerly known as Northwind Office Park), and is a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina. In July 2006, the land associated with the Research Land Joint Venture was sold to an unaffiliated party. Additionally, in December 2006, the office complex known as Research Triangle in Durham, North Carolina was sold by the Research Triangle Industrial Park Joint Venture to an unaffiliated party.

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2014, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2014 were employees of the Corporate General Partner or its affiliates.

Executive Office Park represents 100% of the Partnership's revenue generated for the last five years, before the Partnership's equity interest in unconsolidated joint ventures.

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park Joint Venture). Realmark Research, LLC (Research), advanced a portion of its sales proceeds up to $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.

The Partnership made the decision to adopt the liquidation basis of accounting on December 31, 2014 as a result of the Partnership engaging a real estate broker and beginning to actively market their property in the fourth quarter of calendar year 2014.  The only remaining property, Executive Office Park, was actively marketed for sale and was sold on August 10, 2015 as previously reported in our Current report on Form 8-K on October 6, 2015.

The Partnership does not have any operations following the sale of its Executive Office park property on August 10, 2015.  Consequently, the Partnership is in the process of winding up its affairs and expects to terminate the Partnership in the near future.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

So long as the Partnership remains eligible to be taxed as a partnership for U.S. federal income tax purposes, we generally are not subject to U.S. federal income tax. Rather, each holder of our units of limited partnership interest is required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with the taxable year of such holder in computing such holder's U.S. federal income tax liability, and, in some cases, state and local income tax liability, and to pay taxes thereon, regardless of whether the holder has received any distributions from us. Given that we do not intend to distribute cash to holders of our units of limited partnership interest (other than cash available for distribution obtained from the sale of the Partnership's properties or outstanding receivable following payments due under the settlement of prior legal proceedings and other liabilities in the course of winding up the Partnership), it is possible that the U.S. federal income tax liability, and in some cases, state and local income tax liability, of a holder of our units of limited partnership interest with respect to its allocable share of our earnings in a particular taxable year will exceed the cash distributions, if any, we make to the holder for the year, thus requiring an out-of-pocket tax payment by the holder.  For a description of prior legal proceedings, see Item 3 to this Annual Report on Form 10-K.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

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

Risks for Investors

We may never make any distributions to holders of our units of partnership interest.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

We do not anticipate making any distributions to holders of our units of limited partnership interest at any time in the near future other than cash available for distribution obtained from the sale of the Partnership's properties or outstanding receivables following payments due under the settlement of prior legal proceedings and other liabilities in the course of winding up the Partnership.  Whether we make distributions in the future will be at the discretion of our corporate general partner and will be reduced by the amount of fees payable to plaintiffs' legal counsel in connection with the settlement of prior legal proceedings and dependent upon our financial condition, results of operations, capital requirements and any other factors that our corporate general partner decides are relevant. As such, investors seeking cash distributions should not purchase our units of limited partnership interest.  As a result, you may not receive any return on an investment in our units of limited partnership interest unless you are able to sell our units of limited partnership interest for a price greater than that which you paid for it. For a description of prior legal proceedings, see Item 3 to this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of December 31, 2014, the Partnership owned Executive Office Park (formerly known as Northwind Office Park), an office complex located in East Lansing, Michigan. The property consists of five office buildings containing a total of 89,200 gross square feet, and 70,713 net rentable square feet. The 2014 and 2013 year-end occupancy rates were 43% and 47%, respectively. As of December 31, 2014, there is no mortgage loan on this property.

The Partnership engaged a real estate broker and began to actively market their property in the fourth quarter of calendar year 2014.  The property was sold on August 10, 2015 for $2,793,649, net of commissions of $112,000, title charges and transfer taxes $29,955, legal costs of $12,000 and prorated rent and security deposits of $27,396.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

ITEM 3: LEGAL PROCEEDINGS (cont'd)

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which have been estimated and accrued for on our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiff's counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2014, there were 863 record holders of units of limited partnership interest.

The Partnership is a limited partnership and, accordingly, does not pay dividends but rather may return cash in the form of distributions to its partners. The partnership agreement provides

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST (cont'd)

for the distribution to the partners of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will be sufficient cash from the sale of the Partnership's remaining properties to provide this return to the limited partners in the first quarter of 2016.  There were no distributions to partners made in 2014 and 2013.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale.   The Partnership made no distributions to partners in 2014 or 2013. In connection with the sale of the Partnership's properties, there will be no future distributions of net cash flow from operations. Future distributions resulting from the sale of the Partnership's properties will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (see Item 3) and any outstanding liabilities (including those liabilities incurred with regard to the sale of the Partnership's properties.)

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

Results of Operations:

The results of operations of the Partnership, excluding equity in earnings from joint ventures and cumulative change in fair value and costs to liquidate for the year ended December 31, 2014 and 2013, produced a net loss of $269,944 and $185,373, respectively.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2014 as compared to 2013

Rental Income decreased approximately $43,000 due to an increase in vacancies.

Total expense increased approximately $62,000 for the year ended December 31, 2014.  This increase is as a result of additional consulting services and write-off of bad debt.

Joint Venture

The Partnership owns 50% of Research Triangle Industrial Park Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method and the resulting income allocated to the Partnership decreased approximately $22,000 in 2014 from 2013.  This decrease was offset by approximately $13,000 of income allocated to the Partnership from a second Joint Venture that the Partnership has an interest in, which realized a gain on the settlement of a receivable that had been previously reserved for.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Principle Executive Officer and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

ITEM 9A: CONTROLS AND PROCEDURES (cont'd)

evaluation, the Partnership's Principle Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership's disclosure controls and procedures to cause them to become effective.
Management's Annual Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the Partnership's internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership's internal control over financial reporting was not effective as of December 31, 2014.

Because of the Partnership's small size and limited financial resources, there is a limited number of persons, including the Principle Executive Officer and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties, as well as lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters, constitute material weaknesses in financial reporting.  These material weaknesses have also resulted in the correction of errors and amended 10-K discussed elsewhere in this document.  At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate. In response to these material weaknesses, during the year ended December 31, 2014 and subsequent to December 31, 2014 management made staffing changes, such as replacing the Controller, and hiring consultants to assist in preparation of the financials. However, these changes have still not completely remediated the material weaknesses identified and reported.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

ITEM 9A: CONTROLS AND PROCEDURES (cont'd)

Our management, including the Principle Executive Officer and Principal Financial Officer, does not expect that the Partnership's internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls, can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to rules of the SEC that do not apply to the Partnership as a smaller reporting company.

Changes in Internal Control over Financial Reporting. Subsequent to the date of their most recent evaluation, there have been no changes in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.
PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers.  The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2014, are listed below.  Each director is subject to election on an annual basis.

Name	Title of All Positions Held with the Corporate General Partner	Year First Elected to Position
Matthew P. Iak	President and Director	2014

Jordan M. Jayson	Director	2014

Alan J. Laurita	Director	2014

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)
Matthew P. Iak
Mr. Iak, age 38, was appointed President of the Corporate General Partner on November 6, 2014 and has been a member of the Board since August 2014.  He is currently the President of Westmoreland Capital Corporation and an Executive Vice President at U.S. Energy Development Corporation, positions he has held since 2010 and 2013, respectively.  Mr. Iak joined U.S. Energy Development Corporation in 2005, following a successful early career as a Vice President of an international money management firm, and bringing with him brokerage experience of managed business in excess of one billion dollars. He is a graduate of Canisius College.

Jordan M. Jayson
Mr. Jayson, age 39, is the Chief Executive Officer of U.S. Energy Development Corporation, a position he has held since February of 2014 and has been a member of the Board since August 2014.  Prior to that date, he held a number of other management positions since he joined U.S. Energy Development Corporation in 2009. Following his graduation from Johns Hopkins University with a B.A., Mr. Jayson worked in the financial industry in New York and London and has an extensive background in portfolio management and trading.

Alan J. Laurita
Mr. Laurita, age 68, a partner at the law firm of Hodgson Russ LLP since 2011, has more than 40 years of experience as an attorney and former business executive in the oil and gas industry.  He has been a member of the Board since August 2014.  Mr. Laurita's practice includes assisting oil and gas companies in the full range of their legal needs, representing larger landowners in connection with leasing property for oil and gas development, handling the sale and purchase of real property and representing lending institutions and borrowers in secured loan transactions.  Mr. Laurita received both his B.S. in Business Administration and J.D. from the State University of New York at Buffalo.
There was no prior arrangement or understanding with any of these directors pursuant to which such director was selected as a director.  Mr. Iak and Mr. Jayson are brothers-in-law.  Messrs. Iak, Jayson and Laurita all serve as directors of Realmark Property Investors Limited Partnership – V and Realmark Property Investors Limited Partnership – VI-A.
Audit, Nominating and Compensation Committee Disclosures
Following Mr. Jayson's death on June 27, 2014, the Board of Directors of the Corporate General Partner no longer maintained a separately-designated audit committee. The Board of Directors of the Corporate General Partner also does not maintain nominating or compensation committees, or other similar committees. Consequently, the Board of Director of the Corporate General Partner does not have audit, nominating, or compensation committee charters. Functions

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

customarily performed by such committees are performed by the Board of Directors of the Corporate General Partner as a whole as our operations are limited and we have a small number of officers and directors. We are not required to maintain such committees under the applicable rules of the OTC Bulletin Board, and the Board of Directors of the Corporate General Partner has no current plans to establish such committees. None of the directors of the Corporate General Partner qualify as an "audit committee financial expert."
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

Realmark Property Investors Limited Partnership - II
Attention: Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 2014 and 2013. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 912 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2014. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2014, owned 8 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The properties of the Partnership and its subsidiary are managed by Realmark Corporation, an affiliate of the Partnership's Corporate General Partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the Corporate General Partner are

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (cont'd)

also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions."

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement: FreedMaxick CPAs, P.C was engaged as the Partnership's independent auditor for the years ended 2014 and 2013 and Malin, Bergquist & Co., LLP was engaged as the Partnership's independent auditor for the first three quarters of 2013. All fees incurred for the years ended December 31, 2014 and 2013 were, to the Partnership's knowledge, approved by the Board of Directors of the Corporate General Partner on behalf of the Partnership in December of 2014.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statement included in the Partnership's quarterly reports on Form 10-Q by Malin, Bergquist & Co., LLP for year ended December 31, 2013 amounted to $6,000. Audit fees for audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K by Freed Maxick CPAs, P.C for the years ended December 31, 2014 and 2013 amounted to $64,000 and $18,333, respectively.  EFP Rotenberg LLP was also paid $11,000 for the year ended December 31, 2013 and did not issue an audit report.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged EFP Rotenberg, LLP to provide tax filing and compliance services during the years ended December 31, 2014 and 2013. The fees for these services amounted to $6,920 and $5,770 for the years ended December 31, 2014 and 2013, respectively.

All Other Fees: None.

For fiscal year 2014, the Board of Directors of the Corporate General Partner on behalf of the Partnership, to the Partnership's knowledge, set a policy that all other fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Board of Directors of the Corporate General Partner. No other fees related to 2014 were paid by the Partnership to its independent auditors.

The Board of Directors of the Corporate General Partner oversees the Partnership's financial reporting process. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Board of Directors of the Corporate General Partner reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES (cont'd)

The Board of Directors of the Corporate General Partner has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. The Board of Directors, with respect to 2014 and 2013, reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Board of Directors of the Corporate General Partner under generally accepted auditing standards. In addition, the Board of Directors of the Corporate General Partner has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

The Board of Directors of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Board of Directors of the Corporate General Partner meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

In reliance on the reviews and discussions referred to above, the Board of Directors of the Corporate General Partner have approved the inclusion of the Partnership's audited financial statements to the annual report on Form 10-K for the year ended December 31, 2014.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES (cont'd)

(b) Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(a)
Stipulation of Settlement Agreement dated August 29, 2001 filed as Exhibit 2a to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC on April 15, 2002 is incorporated herein by reference. (File No. 000-11909)

(b)
Order and Final Judgment Approving Settlement and Awarding Fees and Expenses dated November 29, 2001filed as Exhibit 2b to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with SEC on April 15, 2002 are incorporated herein by reference. (File No. 000-11909)

4.	Instruments defining the rights of security holders, including indentures

(a)
First Amended and Restated Agreement and Certificate of Limited Partnership filed with the Registration Statement of the Registrant on Form S-11, filed with the SEC on September 30, 1982 and subsequently amended, is incorporated herein by reference.

10.	Material contracts

(a)
Property Management Agreement with Realmark Corporation filed with the Registration Statement of the Registrant on Form S-11, filed with SEC on September 30, 1982 and amended to date is incorporated herein by reference.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
By: REALMARK PROPERTIES, INC.
its Corporate General Partner

/s/ Matthew P. Iak	February 19, 2016
Matthew P. Iak,	Date
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew P. Iak	February 19, 2016
Matthew P. Iak	Date
President and Director,
(Principal Executive Officer and Principal Financial Officer)

/s/ Jordan M. Jayson	February 19, 2016
Jordan M. Jayson,	Date
Director

/s/ Alan J. Laurita	February 19, 2016
Alan J. Laurita,	Date
Director

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Realmark Property Investors Limited Partnership – II
We have audited the accompanying consolidated statement of net assets in liquidation of Realmark Property Investors Limited Partnership - II (the Partnership) as of December 31, 2014, and the related consolidated statement of changes in net assets in liquidation for the period ended December 31, 2014. We also audited the accompanying consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, partners' equity, and cash flows for the periods ended December 31, 2014 and 2013.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership - II as of December 31, 2014, the financial position of Realmark Propoerty Investors Limited Partnership – II as of December 31, 2013  and the changes in net assets in liquidation for the period ended December 31, 2014, and the results of its operations and cash flows for the periods ended December 31, 2014 and 2013  in conformity with U.S. generally accepted accounting principles.
On December 31, 2014 the Partnership adopted the liquidation basis of accounting as disclosed in Note 2 to the consolidated financial statements.  As a result the assets and liabilites have been adjusted to their net realizable value and the presentation of the basic financial statements has been revised.
As discussed in Note 5 to the consolidated financial statements, the Partnership has had numerous significant transactions with businesses controlled by, and with people who are related to, the general partner, officers and directors of the Partnership.
Buffalo, New York
February 19, 2016

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

Consolidated Statement of Net Assets in Liquidation at December 31, 2014 Consolidated Balance Sheet at December 31, 2013

	2014	2013
Assets
Property and Equipment, net	$2,793,649	$1,003,086
Equity interest in unconsolidated joint ventures	1,231,695	1,211,771
Cash	13,407	33,986
Accounts receivable, net	80	2,275
Receivables from affiliates	170,000	178,564
Other assets	80,875	115,987
Total Assets	$4,289,706	$2,545,669

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$72,570	$107,153
Payable to affiliates	176,730	-
Liquidation accrual	401,509	-
Security deposits and prepaid rents	45,645	46,702
Total liabilities	696,454	153,855
Partners' Equity:
General partners	-	641,038
Limited partners	-	1,750,776
Total partners' equity	-	2,391,814
Total liabilities and partners' equity	$-	$2,545,669
Net assets in liquidation	$3,593,252	$-

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

Consolidated Statements of Operations
For the periods ended December 31, 2014 and 2013

	2014	2013

Income:
Rental	$466,470	$509,130
Interest and other	22,664	2,750
Total Income	489,134	511,880
Expenses:
Property operations	537,005	537,144
Administrative:
Affiliates	42,629	86,288
Other	150,728	47,376
Depreciation expenses	28,716	26,445
Total Expenses	759,078	697,253

Loss before equity in earnings of unconsolidated joint ventures	(269,944)	(185,373)

Equity in earnings of unconsolidated joint ventures	54,182	62,695

Net loss	$(215,762)	$(122,678)
Net loss per limited partnership unit	$(20.93)	$(11.90)

Weighted average number of limited partnership units outstanding	10,000	10,000

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

Consolidated Statement of Partners' Equity
For the periods ended December 31, 2014 and 2013

		Limited Partners
	General Partners	Units	Amount
Balance at December 31, 2012	$644,718	10,000	$1,869,774
Net Loss	(3,680)		(118,998)
Balance at December 31, 2013	$641,038	10,000	$1,750,776
Repurchase 10 shares	(570)
Net Loss	(6,473)		(209,289)
Close out partners' equity to net assets in liquidation	(633,995)		(1,541,487)
Balance at December 31, 2014	$-	10,000	$-

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

Consolidated Statements of Cash Flows
For the Periods Ended December 31, 2014 and 2013

	2014	2013

Cash flows from operating activities
Net loss	$(215,762)	$(122,678)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	28,716	26,445
Equity in earnings of joint ventures	(54,182)	(62,695)

Changes in:
Accounts receivable	10,759	(9,349)
Other Assets	35,112	(14,612)
Accounts payable and accrued expenses	142,147	61,573
Security deposits and prepaid rents	(1,057)	(7,715)
Net cash used in operating activities	(54,267)	(129,031)

Cash flows investing activities-
Additions to property and equipment	-	(31,873)
Repurchased shares	(570)	-
Return from (advance to) joint venture	34,258	(170,000)

Net cash provided by (used in) investing activities	33,688	(201,873)

Net decrease in cash	(20,579)	(330,904)

Cash at beginning of period	33,986	364,890

Cash at end of period	$13,407	$33,986

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II

Consolidated Statement of Changes in Net Assets in Liquidation
For the period ended December 31, 2014

December 31, 2014

Net assets in liquidation at beginning of period	-
Partners' equity at close of operations	$2,175,482
Cumulative effect of adjusting fixed assets to fair value	1,819,279
Estimated costs to liquidate	(401,509)

Net assets in liquidation after liquidation costs	$3,593,252

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

1)	Formation and Operation of Partnership

Realmark Property Investors Limited Partnership - II (the Partnership) is a Delaware limited partnership formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments.

In 1982 and 1983, the Partnership sold, through a public offering, 10,000 units of limited partnership interest. At December 31, 2014, the general partners were Realmark Properties, Inc. (the Corporate General Partner) and Joseph M. Jayson (the Individual General Partner) who was the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.  Joseph M. Jayson passed away on June 27, 2014.  A successor Individual General Partner was not appointed following Mr. Jayson's death.

Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership (note 5).

(2)	Summary of Significant Accounting Policies

(a)	Basis of Accounting and Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting through December 31, 2014 and include the accounts of the Partnership and its subsidiary, Realmark/Foxhunt Limited Partnership, a dormant company. The Partnership owns Executive Office Park [(formerly known as Northwind Office Park)], located in East Lansing, Michigan.

Beginning on December 31, 2014 the Partnership changed its basis of accounting from accrual basis to the liquidation basis.  Under the liquidation basis of accounting, assets are stated at their net realizable values and liabilities are stated at their estimated settlement amounts.

The Partnership's decision to adopt the liquidation basis of accounting on December 31, 2014 is the result of the Partnership engaging a real estate broker and beginning to actively market their property in the fourth quarter of calendar year 2014.  In the fourth quarter of 2014, efforts were also commenced to accelerate the settlement and liquidation of assets held by the joint venture accounted for under the equity method (See Note 4).   The liquidation of these two assets will allow the Partnership to begin the process of dissolving the partnership.  This is expected to occur beginning at the end of the fourth quarter of 2015 and the Partnership expects to complete its dissolution during calendar year 2016.  The property was sold on August 10, 2015 for $2,793,649, net of commissions of $112,000, title charges and transfer taxes $29,955, legal costs of $12,000 and prorated rent and security deposits of $27,396.

The only asset that was remeasured for liquidation purposes is property and equipment and this was estimated based on the net sale price of the building on August 10, 2015.  Management has

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

estimated that the fair value of all other assets held in liquidation, approximates the carrying value at the date of adoption.

The costs accrued in the statement of net assets in order to complete liquidation of the Partnership is $401,509 at December 31, 2014.  These costs relate to the operating losses incurred from January 1, 2015, through the date the property was sold, as well as administrative costs expected to be incurred through the formal dissolution of the Partnership, offset by gains on the joint venture of approximately $41,000.  It also includes an estimate of approximately $68,000 payments due under the settlement of prior legal proceedings.

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

The Partnership uses the allowance method for uncollectible accounts. Charges to this account are made on a case-by-case basis. Increases or decreases to the allowance are charged to bad debt expense. For the years ended December 31, 2014 and 2013, bad debt expense was $24,400 and $0, respectively. The allowance for doubtful accounts at December 31, 2014 and 2013 was $0 and $8,863, respectively.

(d)	Property and Equipment

Through December 31, 2014 property and equipment are recorded at cost. Beginning December 31, 2014, in accordance with the liquidation basis of accounting, property and equipment were adjusted to their realizable value.  The building was sold in August, 2015 and that was the value used to estimate the fair value of the building at December 31, 2014.  During the period of operations, depreciation was provided using the straight-line method over the estimated useful lives of the assets, from 5 to 25 years. Significant improvements were capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2014 and 2013, no impairment in value has been recognized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Upon adoption of the liquidation basis, depreciation is no longer recorded.  Any changes in the estimate of net realizable value will be reflected in the statement of changes in net assets in liquidation.

(e)	Concentrations of Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. Although the accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institution.

(f)	Unconsolidated Joint Ventures

The Partnership's investment in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture are unconsolidated joint ventures, which are accounted for on the equity method. These joint ventures are not consolidated in the Partnership's financial statements because the Partnership is not the controlling owner.

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

Due to the short-term nature and interest rates that approximate market rates, the fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2014 and 2013.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

The partnership agreement also provides for the distribution to the partners of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will be sufficient cash from the sale of the Partnership's remaining properties to provide this return to the limited partners toward the end of the first quarter of 2016. There were no distributions to partners made in 2013 and 2014.

(k)	Income Taxes

As a limited partnership, the Company's taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements.

Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by taxing authorities. Management evaluated the Company's tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state, or local tax authorities for years before 2011.

(l)	Segment Information

The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

(m)	Reclassifications

Certain 2013 amounts have been reclassified to reflect a consistent presentation with 2014. This change had no effect on previously reported net loss.

(3)	Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Executive Office Park.   The Partnership engaged a real estate broker and began to actively market their property in the fourth quarter of calendar year 2014.   As a result, the decision was

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

(3)	Investments in Real Estate (cont'd)

made to adopt the liquidation basis of accounting on December 31, 2014. (See Note 2).  The property was sold on August 10, 2015 for $2,793,649, net of commissions of $112,000, title charges and transfer taxes $29,955, legal costs of $12,000 and prorated rent and security deposits of $27,396.

The property and equipment was the only asset that was remeasured for liquidation purposes and was estimated based on the net sale price of the building on August 10, 2015.

The fair value of the assets of Executive Office Park at December 31, 2014 is $2,793,649.

The carrying value of the assets of Executive Office Park was $1,003,086 at December 31, 2013.   The property generated net loss before equity in earnings of unconsolidated joint ventures of $269,944 and $185,373 for the years ended December 31, 2014 and 2013, respectively.

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

Summary financial information of the Joint Venture follows:

Balance Sheet Information
	December 31,
Assets	2014	2013
Cash	$722	$1,181
Receivables from affiliates	1,956,635	1,958,468
Accrued interest receivable from affiliate	676,033	591,529
Total Assets	$2,633,390	$2,551,178
Liabilities and Partners' Equity
Liabilities
Payable to affiliates	$170,000	$170,000
Total Liabilities	170,000	170,000
Partners' Equity
The Partnership	1,231,695	1,190,589
RPILP - VIA	1,231,695	1,190,589
Total Partners' Equity	2,463,390	2,381,178
Total Liabilities and Partners' Equity	$2,633,390	$2,551,178

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

(4)	Investments in Unconsolidated Joint Ventures (cont'd)

Operating Information
	Years ended December 31,
	2014	2013
Income - interest	$84,504	$126,756
Expenses
Administrative Expenses	2,292	1,366
Net Income	82,212	125,390
Allocation of Net income
The partnership	41,106	62,695
RPILP - VIA	41,106	62,695
Total	$82,212	$125,390

A reconciliation of the Partnership's investment in Research Triangle Industrial Park Joint Venture is as follows:

	2014	2013
Investment in Joint Venture at beginning of year	$1,190,589	$1,127,894
Allocated net income	41,106	62,695
Equity interest in Joint Venture at end of year	$1,231,695	$1,190,589

In 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. In 2001, a portion of the land was sold for a gain of $180,199. The Partnership's remaining investment in the land amounted to $108,997 at December 31, 2005. In July 2006, the remaining land was sold for a purchase price of $1,371,704. The Partnership received a distribution in the amount of $711,314 related to the sale of the land. There are two purchase money notes totaling $143,312. The Partnership's basis in the investment in the land has been adjusted to approximately 67% of the remaining partner's equity, which amounted to $21,182 at December 31, 2013.  During the year ended December 31, 2014, the remaining amounts receivable were satisfied resulting in a gain of approximately $13,000 allocated to the Partnership and a distribution of approximately $34,000 was received, resulting in a net carrying value of zero at December 31, 2014.

(5)    Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items for the years ended December 31, is as follows:

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

(5)    Related Party Transactions (cont'd)

	2014	2013
Property management fees based on a percentage
(generally 5%) of the rental income	$28,492	$44,948

Reimbursement for cost of services to the Partnership
that include investor relations, marketing of properties,
supplies, professional fees, communications,
accounting, printing, postage and other items	14,137	41,340
	$42,629	$86,288

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations.

Certain receivables from affiliated parties are payable on demand and bear interest at 8% in 2014 and 2013.

At December 31, 2014 and 2013, the Partnership has receivables from affiliates amounting to $170,000 and $178,564, respectively. The $170,000 receivable at December 31, 2014 represents an advance to the unconsolidated joint venture.  At December 31, 2014 and 2013, the Partnership has equity interest in unconsolidated joint ventures of $1,231,695 and $1,211,771, respectively.

Memorandum of Understanding

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park Joint Venture). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property, which is currently being marketed for sale.  The outstanding balance, including accrued interest, related to this loan amounted to $1,732,336 and $1,647,832 at December 31, 2014 and 2013, respectively.

Property Disposition Fee

According to the terms of the partnership agreement, the general partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 3% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their original capital contributions. Since these conditions described above have not been met, no disposition fees have been paid or accrued on properties sold in prior years and will not be paid following the sale of the Partnership's remaining property on August 10, 2015.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which have been estimated and accrued for on our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.