Form 10-K
period 2015-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP II
filed 2017-02-17
CIK 704165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

RECENT DEVELOPMENTS

As previously announced, and as discussed in this Annual Report on Form 10-K, on August 10, 2015, Realmark Property Investors Limited Partnership - II (the "Partnership") closed on the sale of its remaining real property known as Executive Office Park (formerly known as Northwind Office Park) situated in East Lansing, Michigan. The Partnership does not have any operations following the sale of this property. Consequently, the Partnership is in the process of winding up its affairs as part of the dissolution of the Partnership and expects to cancel the Partnership during 2017.

In June 2016, the Partnership made a liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $1,950,000 or $195.55 per limited partnership unit.

As noted in the Current Report on Form 8-K filed on December 20, 2016, in connection with the winding up of the Partnership, on or around December 16, 2016, the Partnership expects to begin making liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $1,497,852 or $150.21 per limited partnership unit.

The Partnership did not file its Quarterly Reports on Form 10-Q filings for the year ended December 31, 2015.  As a result, the information that would have been included in those filings is included in this Form 10-K filing.  See pages F-16 to F-32 for our 2015 quarterly interim financial statements.

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

Joseph M. Jayson served as the individual General Partner until he passed away on June 27, 2014.  A successor Individual General Partner was not appointed following Mr. Jayson's death, which, pursuant to the terms of the Partnership Agreement, triggered the beginning of the dissolution of the Partnership.

The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on September 3, 1982, and concluded the offering on August 31, 1983, having raised a total of $10,000,000 before deducting sales commissions and expenses of the offering.

The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2015, the Partnership, given its sale of the office complex known as Executive Office Park (formerly known as Northwind Office Park) that closed on August 10, 2015, is only a partner in two joint ventures. It has a 50% interest in Research Triangle Industrial Park Joint Venture and Research Triangle Land Joint Venture, both in Durham County, North Carolina. In July 2006, the land associated with the Research Triangle Land Joint Venture was sold to an unaffiliated party. Additionally, in December 2006, the office complex known as Research Triangle in Durham, North Carolina was sold by the Research Triangle Industrial Park Joint Venture to an unaffiliated party.

The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2015, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2015 were employees of the Corporate General Partner or its affiliates.

Executive Office Park represents 100% of the Partnership's revenue generated for the last five years, before the Partnership's equity interest in unconsolidated joint ventures.

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park Joint Venture). Realmark Research, LLC ("Research"), advanced a portion of its sales proceeds up to $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Under the terms of that agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property.     As of December 31, 2015, Research is owed $1,816,840, including accrued interest, under this agreement.  The remaining property was sold by the affiliate in September 2016 for approximately $3,900,000, before deduction of closing costs.

The Partnership made the decision to adopt the liquidation basis of accounting on December 31, 2014 as a result of the Partnership engaging a real estate broker and beginning to actively market their property in the fourth quarter of calendar year 2014.  The only remaining property, Executive Office Park, was actively marketed for sale and was sold on August 10, 2015 as previously reported in our Current Report on Form 8-K as filed on October 6, 2015.

Other than its interest in the Research Triangle Industrial Park Joint Venture, the Partnership does not have any operations following the sale of its Executive Office Park property on August 10, 2015.  Consequently, as part of the dissolution process, the Partnership is in the process of liquidating its remaining assets, settling its obligations, and winding up its affairs and expects to cancel the Partnership during 2017.

This Annual Report on Form 10-K contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements. Such statements may not ultimately turn out to be accurate due to, among other things, economic or market conditions.

ITEM 1A: RISK FACTORS

Investors or potential investors in Realmark Property Investors Limited Partnership - II should carefully consider the risks described below which pertain to us, as well as the property that secures the receivable owed to our joint venture, representing a significant asset of ours. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance, including our ability to make distributions to our investors.

We have organized our summary of these risks into five subsections:

●	real estate related risks;
●	financing risks;
●	tax risks;
●	environmental and other legal risks; and
●	risks for investors.

This section includes forward-looking statements.

Real Estate Related Risks

We face substantial competition

On August 10, 2015, the "Partnership closed on the sale of its remaining real property known as Executive Office Park (formerly known as Northwind Office Park) situated in East Lansing, Michigan. The Partnership does not have any operations following the sale of this property.

The property securing the receivable to our joint venture is located in a developed area where it faces substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties. The number of competitive properties and real estate companies could have a material adverse effect on its ability to rent its property and the rents that it charges. In addition, the activities of these competitors and these factors could:

●	decrease the rental rates that it would be able to charge in the absence of such direct competition; and
●	reduce the occupancy rates that it would otherwise be able to achieve.

The factors could materially and adversely affect the value of our net assets in liquidation and our ability to pay amounts due on our debt and distributions to our investors.

Changes in market or economic conditions may affect our business negatively

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation. We are unable to determine the precise effect that the performance of the worldwide or United States economies will have on us or on the value of the property that secures the loan receivable of our joint venture.

Terrorism could impair our business

Terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly affect the commercial property that secures the receivable of our joint venture could significantly affect the ability of our affiliate to operate that property and impair our ability to receive the repayment of amounts owed to our joint venture.  The insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the United States economy could similarly have a material adverse effect on our business and results of operations and those of our affiliate.

Our commercial and office tenants may go bankrupt or be unable to make lease payments

The operating revenues from the commercial property owned by an affiliate (to which our joint venture loaned money) depends on entering into leases with and collecting rents from tenants. Economic conditions may adversely affect tenants and potential tenants in that market and, accordingly, could affect their ability to pay rents and possibly to occupy their space. Tenants may experience bankruptcies and various bankruptcy laws may reject those leases or terminate them. If leases expire or end, replacement tenants may not be available upon acceptable terms and conditions. In addition, if the market rental rates are lower than the previous contractual rates, the market value and potential sale price of that property could suffer a negative impact. If a significant number of these commercial or office tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, it would negatively affect the market value and potential sale price of that property as well as the re-payment of a loan made by our joint venture to that affiliate, the collection of our receivable and our financial performance.

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

Losses from natural catastrophes may exceed our insurance coverage

  The affiliate of our joint venture carries comprehensive liability, fire, flood, extended coverage and rental loss insurance on the property, which we believe is customary in amount and type for real property assets. Some losses, however, generally of a catastrophic nature, such as losses from floods, may be subject to limitations. The affiliate may not be able to maintain their insurance at a reasonable cost or in sufficient amounts to protect against potential losses. Further, the insurance costs could increase in future periods. If the affiliate suffers a substantial loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement value of the lost investment, impacting the ability of the affiliate to repay the loan to our joint venture.

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

Environmental and Other Legal Risks

We may have liability under environmental laws

Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of past ownership or operation of the real estate. Therefore, we may have liability with respect to properties we have already sold. If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our cash flow and our ability to pay distributions to our investors because:

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

In June 2016, the Partnership made a liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $1,950,000 or $195.55 per limited partnership unit.

As noted in the Current Report on Form 8-K filed on December 20, 2016, in connection with the winding up of the Partnership, on or around December 16, 2016, the Partnership expects to begin making liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $1,497,852 or $150.21 per limited partnership unit. As such, investors seeking cash distributions should not purchase our units of limited partnership interest.  As a result, you may not receive any return on an investment in our units of limited partnership interest unless you are able to sell our units of limited partnership interest for a price greater than that which you paid for it. For a description of prior legal proceedings, see Item 3 to this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Partnership engaged a real estate broker and began to actively market Executive Office Park (formerly known as Northwind Office Park), an office complex located in East Lansing, Michigan in the fourth quarter of calendar year 2014.  The property was sold on August 10, 2015 for $2,793,649, net of commissions of $112,000, title charges and transfer taxes $29,955, legal costs of $12,000 and prorated rent and security deposits of $27,396.

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

  The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which have been estimated and accrued for on our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiff's counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above. There are no additional fees to be paid under this arrangement.

 PART II

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2015, there were 863 record holders of units of limited partnership interest.

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

In June 2016, the Partnership made a liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $1,950,000 or $195.55 per limited partnership unit.

As noted in the Current Report on Form 8-K filed on December 20, 2016, in connection with the winding up of the Partnership, on or around December 16, 2016, the Partnership expects to begin making liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $1,497,852 or $150.21 per limited partnership unit.  There were no distributions to partners made in 2015 and 2014.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale.   The Partnership made no distributions to partners in 2015 or 2014. In connection with the sale of the Partnership's properties, there will be no future distributions of net cash flow from operations. Future distributions resulting from the sale of the Partnership's properties and investments will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (see Item 3) and any outstanding liabilities (including those liabilities incurred with regard to the sale of the Partnership's properties.)

Limited partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties and investments on which they will be required to pay income taxes and there is no assurance that cash distributions from the sale of the properties will be sufficient to satisfy these obligations.

A partial distribution in the aggregate amount of $1,950,000 was made during the second quarter of 2016 by the Partnership.  As noted in the Current Report on Form 8-K filed on December 20, 2016, in connection with the winding up of the Partnership, on or around December 16, 2016, the Partnership expects to begin making liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $1,497,852 or $150.21 per limited partnership unit.

Except as described above and in the consolidated financial statements, the general partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.
Results of Operations:

The Partnership made the decision to adopt the liquidation basis of accounting on December 31, 2014 as a result of the Partnership engaging a real estate broker and beginning to actively market their property in the fourth quarter of calendar year 2014.  The only remaining property, Executive Office Park, was actively marketed for sale and was sold on August 10, 2015.

The Partnership does not have any operations following the sale of its Executive Office park property on August 10, 2015.  Consequently, the Partnership is, as part of the dissolution of the Partnership, in the process of winding up its affairs and expects to cancel the Partnership during 2017.  Accordingly, the comparison of the results of operations for the 2015 and 2014 periods presented is not applicable or relevant.  The change in estimated costs to liquidate during the year ended December 31, 2015 represents actual costs estimated as of December 31, 2014 and an adjustment for closing costs and security deposits.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006. The investment is accounted for under the equity method.  The resulting income is approximately $41,000 in 2015 and 2014.  As of December 31, 2014, the expected income is included as a reduction in the estimated costs to liquidate and during 2015, the resulting income is included as an increase in the estimated cost to liquidate accrual.

Three months ended March 31, 2015 as compared to 2014

The Partnership does not have any operations following the sale of its Executive Office park property on August 10, 2015.  Consequently, the Partnership is, as part of the dissolution of the Partnership, in the process of winding up its affairs and expects to cancel the Partnership during 2017.  The Company has adopted liquidation basis as of December 31, 2014. Accordingly, the comparison of the results of operations for the 2015 and 2014 periods presented is not applicable or relevant.  The change in estimated costs to liquidate during the three months ended March 31, 2015 represents actual costs estimated as of December 31, 2014 and an adjustment to the value of the closing costs and security deposits.  The amount of the adjustment was approximately $32,000 and was recorded during the three months ended March 31, 2015.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006.

The resulting income is approximately $10,000 in the three months ended March 31, 2015 and 2014.  During 2015, the resulting income is included as an increase in the estimated cost to liquidate accrual.

Six months ended June 30, 2015 as compared to 2014

The Partnership does not have any operations following the sale of its Executive Office park property on August 10, 2015.  Consequently, the Partnership is, as part of the dissolution of the Partnership, in the process of winding up its affairs and expects to cancel the Partnership shortly.  The Company has adopted liquidation basis as of December 31, 2014. Accordingly, the comparison of the results of operations for the 2015 and 2014 periods presented is not applicable or relevant.  The change in estimated costs to liquidate during the six months ended June 30, 2015 represents actual costs estimated as of December 31, 2014 and an adjustment to the value of the closing costs and security deposits.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006.

The resulting income is approximately $21,000 and $20,000 in the six months ended June 30, 2015 and 2014, respectively.  During 2015, the resulting income is included as an increase in the estimated cost to liquidate accrual.

Nine months ended September 30, 2015 as compared to 2014

The Partnership does not have any operations following the sale of its Executive Office park property on August 10, 2015.  Consequently, the Partnership is, as part of the dissolution of the Partnership, in the process of winding up its affairs and expects to cancel the Partnership in the near future.  The Company has adopted liquidation basis as of December 31, 2014. Accordingly, the comparison of the results of operations for the 2015 and 2014 periods presented is not applicable or relevant.  The change in estimated costs to liquidate during the nine months ended September 30, 2015 represents actual costs estimated as of December 31, 2014 and an adjustment to the value of the closing costs and security deposits.

Joint Venture

The Partnership owns 50% of a Joint Venture, which owned the Research Triangle Industrial Park West, an office/warehouse facility located in Durham County, North Carolina, which was sold in December 2006.

The resulting income is approximately $31,000 in the nine months ended September 30, 2015 and 2014. During 2015, the resulting income is included as an increase in the estimated cost to liquidate accrual.

Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of such period end. Management will endeavor to enhance the Partnership's disclosure controls and procedures to cause them to become effective.

Management's Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the Partnership's internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Partnership's internal control over financial reporting was not effective as of December 31, 2015.

Because of the Partnership's small size and limited financial resources, there is a limited number of persons, including the Principal Executive Officer and Principal Financial Officer, dealing with all general administrative and financial matters. While management utilizes outside resources when necessary, this lack of segregation of duties, as well as lack of expertise with complex GAAP and Securities and Exchange Commission ("SEC") reporting matters, constitute material weaknesses in financial reporting.  At this time, management has decided that given the risks associated with this lack of segregation of duties, the potential benefit of adding additional personnel to clearly segregate duties does not justify the expenses associated with such benefit. Management will periodically review this matter and may make modifications, including adding additional personnel, it determines appropriate. In response to these material weaknesses, during the year ended December 31, 2014 management made staffing changes, such as replacing the Controller, and hiring consultants to assist in preparation of the financials. However, these changes have still not completely remediated the material weaknesses identified and reported.

Our management, including the Principal Executive Officer and Principal Financial Officer, does not expect that the Partnership's internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls systems, no evaluation of controls, can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This Annual Report on Form 10-K does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to rules of the SEC as the Partnership qualifies as a smaller reporting company under the SEC's rules and regulations.

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

ITEM 9B: OTHER INFORMATION

None.
PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers.  The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2015, are listed below.  Each director is subject to election on an annual basis.

	Title of All Positions Held with
Name	the Corporate General Partner	Year First Elected to Position
Matthew P. Iak	President and Director	2014

Jordan M. Jayson	Director	2014

Alan J. Laurita	Director	2014

Matthew P. Iak

Mr. Iak, age 39, was appointed President of the Corporate General Partner on November 6, 2014 and has been a member of the Board since August 2014.  He is currently the President of Westmoreland Capital Corporation and an Executive Vice President at U.S. Energy Development Corporation, positions he has held since 2010 and 2014, respectively.  Mr. Iak joined U.S. Energy Development Corporation in 2005, following a successful early career as a Vice President of an international money management firm, and bringing with him brokerage experience of managed business in excess of one billion dollars. He is a graduate of Canisius College.

Jordan M. Jayson

Mr. Jayson, age 40, is the Chief Executive Officer of U.S. Energy Development Corporation, a position he has held since February of 2014 and has been a member of the Board since August 2014.  Prior to that date, he held a number of other management positions since he joined U.S. Energy Development Corporation in 2009. Following his graduation from Johns Hopkins

University with a B.A., Mr. Jayson worked in the financial industry in New York and London and has an extensive background in portfolio management and trading.

Alan J. Laurita

Mr. Laurita, age 69, a partner at the law firm of Hodgson Russ LLP since 2011, has more than 40 years of experience as an attorney and former business executive in the oil and gas industry.  He has been a member of the Board since August 2014.  Mr. Laurita's practice includes assisting oil and gas companies in the full range of their legal needs, representing larger landowners in connection with leasing property for oil and gas development, handling the sale and purchase of real property and representing lending institutions and borrowers in secured loan transactions.  Mr. Laurita received both his B.S. in Business Administration and J.D. from the State University of New York at Buffalo.

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

Realmark Property Investors Limited Partnership - II
Attention: Investor Relations
2350 North Forest Road
Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the years ended December 31, 2015 and 2014. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 912 units of limited partnership interest amounting to approximately 9.1% of the Partnership interest at December 31, 2015. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2015, owned 8 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Engagement: Freed Maxick CPAs, P.C was engaged as the Partnership's independent auditor for 2015 and 2014.  All fees incurred for the years ended December 31, 2015 and 2014 were, to the Partnership's knowledge, approved by the Board of Directors of the Corporate General Partner on behalf of the Partnership in February of 2016 and December of 2014, respectively.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K by Freed Maxick CPAs, P.C. for the years ended December 31, 2015 and 2014 amounted to $45,500 and $64,000, respectively.

Audit-Related Fees: None.

Tax Fees: None.

All Other Fees: None.

For fiscal year 2015, the Board of Directors of the Corporate General Partner on behalf of the Partnership, to the Partnership's knowledge, set a policy that all other fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Board of Directors of the Corporate General Partner. No other fees related to 2015 were paid by the Partnership to its independent auditors.

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

The Board of Directors of the Corporate General Partner has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. The Board of Directors, with respect to 2015 and 2014, reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Board of Directors of the Corporate General Partner under generally accepted auditing standards. In addition, the Board of Directors of the Corporate General Partner has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

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

In reliance on the reviews and discussions referred to above, the Board of Directors of the Corporate General Partner have approved the inclusion of the Partnership's audited financial statements to the annual report on Form 10-K for the year ended December 31, 2015.

 PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Net Assets in Liquidation as of December 31, 2015 and 2014	F-2
Consolidated Statements of Changes in Net Assets in Liquidation for the years ended December 31, 2015 and 2014	F-3
Consolidated Statements of Operations for the year ended December 31, 2014	F-4
Consolidated Statement of Changes in Partners' Equity for the year ended December 31, 2014	F-5
Consolidated Statement of Cash Flows for the year ended December 31, 2014	F-6
Notes to Consolidated Financial Statements	F-7 - F-15
Unaudited Consolidated Statements of Net Assets in Liquidation as of March 31, 2015 and December 31, 2014	F-16
Unaudited Consolidated Statements of Changes in Net Assets in Liquidation for the three months ended March 31, 2015	F-17
Unaudited Consolidated Statements of Net Assets in Liquidation as of June 30, 2015 and December 31, 2014	F-18
Unaudited Consolidated Statements of Changes in Net Assets in Liquidation for the six months ended June 30, 2015	F-19
Unaudited Consolidated Statements of Net Assets in Liquidation as of September 30, 2015 and December 31, 2014	F-20
Unaudited Consolidated Statements of Changes in Net Assets in Liquidation for the nine months ended September 30, 2015	F-21
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014, six months ended June 30, 2014 and nine months September 30, 2014	F-22
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014, six months ended June 30, 2014 and nine months September 30, 2014	F-23 – F25
Notes to Unaudited Consolidated Financial Statements for the Periods ended March 31, June 30, September 30, 2015 and 2014	F-26 - F-32

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

(b) Purchase and Sale Agreement, dated March 5, 2015, by and between Realmark Property Investors Limited Partnership – II and Crouch Investment Group, L.L.C. filed as Exhibit No 2.1 to the Partnership's Current Report on Form 8-K filed with the SEC on October 6, 2015 is incorporated herein by reference.

(c) First Amendment to Purchase and Sale Agreement dated May 11, 2015, by and between Realmark Property Investors Limited Partnership – II and Crouch Investment Group, L.L.C. filed as Exhibit No 2.2 to the Partnership's Current Report on Form 8-K filed with the SEC on October 6, 2015 is incorporated herein by reference.

(d) Second Amendment to Purchase and Sale Agreement dated on or about June 26, 2015, by and between Realmark Property Investors Limited Partnership – II and Crouch Investment Group, L.L.C. filed as Exhibit No 2.3 to the Partnership's Current Report on Form 8-K filed with the SEC on October 6, 2015 is incorporated herein by reference.

(e) Third Amendment to Purchase and Sale Agreement dated on or about July 27, 2015, by and between Realmark Property Investors Limited Partnership – II and Crouch Investment Group, L.L.C. filed as Exhibit No 2.4 to the Partnership's Current Report on Form 8-K filed with the SEC on October 6, 2015 is incorporated herein by reference.

(f) Fourth Amendment to Purchase and Sale Agreement dated August 6, 2015, by and between Realmark Property Investors Limited Partnership – II and Meridian Investment Group LLC filed as Exhibit No 2.5 to the Partnership's Current Report on Form 8-K filed with the SEC on October 6, 2015 is incorporated herein by reference.

14. Code of Ethics filed December 31, 2003, are incorporated herein by reference.
21.* List of Subsidiaries of the Partnership is filed herewith.
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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - II
By: REALMARK PROPERTIES, INC.
its Corporate General Partner

/s/ Matthew P. Iak	February 17, 2017
Matthew P. Iak,	Date
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew P. Iak	February 17, 2017
Matthew P. Iak President and Director,	Date
(Principal Executive Officer and Principal Financial Officer)

/s/ Jordan M. Jayson	February 17, 2017
Jordan M. Jayson,	Date
Director

/s/ Alan J. Laurita	February 17, 2017
Alan J. Laurita,	Date
Director

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Realmark Property Investors Limited Partnership – II

We have audited the accompanying consolidated statements of net assets in liquidation of Realmark Property Investors Limited Partnership - II (the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 2015 and December 31, 2014.  We have also audited the accompanying consolidated statements of operations, partners' equity, and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership - II as of December 31, 2015 and 2014  and the changes in net assets in liquidation for the years ended December 31, 2015 and 2014, and the results of its operations and cash flows for the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, subsequent to December 31, 2016, the joint venture assets were liquidated and proceeds were distributed to the Partnership resulting in expected distributions to the partners and expected cancellation of the Partnership in 2017.  Our opinion is not modified in respect to this matter.

As discussed in Note 5 to the consolidated financial statements, the Partnership has had numerous significant transactions with businesses controlled by, and with people who are related to, the general partner, officers and directors of the Partnership.  Our opinion is not modified in respect to this matter.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York
February 17, 2017

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Consolidated Financial Statements

Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
December 31, 2015 and 2014

	2015	2014
Assets
Property and Equipment, net	$-	$2,793,649
Equity interest in unconsolidated joint ventures	1,273,357	1,231,695
Cash	2,273,280	13,407
Accounts receivable, net	-	80
Receivables from affiliates	170,000	170,000
Other assets	1,823	80,875
Total Assets	$3,718,460	$4,289,706

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$31,479	$72,570
Payable to affiliates	25,524	176,730
Liquidation accrual	100,502	401,509
Security deposits and prepaid rents	-	45,645
Total liabilities	157,505	696,454
Net assets in liquidation	$3,560,955	$3,593,252

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Consolidated Financial Statements

Consolidated Statements of Changes in Net Assets in Liquidation
For the years ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

Net assets in liquidation at Beginning of period	$3,593,252	$-
Partners' equity upon adoption of liquidation basis		2,175,482
Cumulative effect of adjusting fixed assets to fair value		1,819,279
Estimated costs to liquidate		(401,509)
Change in estimate of costs to liquidate	(32,297)	-

Net assets in liquidation at End of period	$3,560,955	$3,593,252

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Consolidated Financial Statements

Consolidated Statements of Operations
For the year ended December 31, 2014

2014
Income:
Rental	$466,470
Interest and other	22,664
Total Income	489,134
Expenses:
Property operations	537,005
Administrative:
Affiliates	42,629
Other	150,728
Depreciation expenses	28,716
Total Expenses	759,078

Loss before equity in earnings of
unconsolidated joint ventures	(269,944)

Equity in earnings of unconsolidated
joint ventures	54,182

Net loss	$(215,762)

Net loss per limited partnership unit	$(20.93)

Weighted average number of limited
partnership units outstanding	10,000

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Consolidated Financial Statements

Consolidated Statement of Changes in Partners' Equity
For the year ended December 31, 2014

		Limited Partners
	General Partners	Units	Amount
Balance at December 31, 2013	$641,038	10,000	$1,750,776
Repurchase 10 shares	(570)
Net Loss	(6,473)		(209,289)
Close out partners' equity to net assets in liquidation	(633,995)		(1,541,487)
Balance at December 31, 2014	$-	10,000	$-

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Consolidated Financial Statements

Consolidated Statement of Cash Flows
For the year Ended December 31, 2014

2014

Cash flows from operating activities
Net loss	$(215,762)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	28,716
Equity in earnings of joint ventures	(54,182)

Changes in:
Accounts receivable	10,759
Other Assets	35,112
Accounts payable and accrued expenses	142,147
Security deposits and prepaid rents	(1,057)
Net cash used in operating activities	(54,267)

Cash flows investing activities-
Repurchased shares	(570)
Payment from joint venture	34,258

Net cash provided by investing activities	33,688

Net decrease in cash	(20,579)

Cash at beginning of period	33,986

Cash at end of period	$13,407

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

1)	Formation and liquidation of Partnership

Realmark Property Investors Limited Partnership - II (the Partnership) is a Delaware limited partnership formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments.

In 1982 and 1983, the Partnership sold, through a public offering, 10,000 units of limited partnership interest. At December 31, 2015, the general partners were Realmark Properties, Inc. (the Corporate General Partner) and Joseph M. Jayson (the Individual General Partner) who was the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.  Joseph M. Jayson passed away on June 27, 2014.  A successor Individual General Partner was not appointed following Mr. Jayson's death.

Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership (Note 5).

(2)	Summary of Significant Accounting Policies

(a)	Basis of Accounting and Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting through December 31, 2015 and include the accounts of the Partnership and its subsidiary, Realmark/Foxhunt Limited Partnership, a dormant company. The Partnership sold the Executive Office Park (formerly known as Northwind Office Park), located in East Lansing, Michigan on August 10, 2015.

Beginning on December 31, 2014, the Partnership changed its basis of accounting from accrual basis to the liquidation basis.  Under the liquidation basis of accounting, assets are stated at their net realizable values and liabilities are stated at their estimated settlement amounts.

The Partnership's decision to adopt the liquidation basis of accounting on December 31, 2014 is the result of the Partnership engaging a real estate broker and beginning to actively market their property in the fourth quarter of calendar year 2014.  In the fourth quarter of 2014, efforts were also commenced to accelerate the settlement and liquidation of assets held by the joint venture accounted for under the equity method (See Note 4).   The liquidation of these two assets will allow the Partnership to complete the process of winding up of the Partnership and cancel the Partnership.  A partial distribution in the aggregate amount of $1,950,000 was made during the second quarter of 2016 by the Partnership.  The remaining property was sold by the affiliate in September 2016 allowing for the liquidation of the assets held in the joint venture.   As noted in the Current Report on Form 8-K filed on December 20, 2016, in connection with the winding up of the Partnership, on or around December 16, 2016, the Partnership expects to begin making liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $1,497,852 or $150.21 per limited partnership unit.  The property known as the Executive Office Park (formerly known as Northwind Office Park), located in East

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

Lansing, Michigan was sold by the Partnership on August 10, 2015 for $2,793,649, net of commissions of $112,000, title charges and transfer taxes $29,955, legal costs of $12,000 and prorated rent and security deposits of $27,396.

The only asset that was remeasured for liquidation purposes is property and equipment and this was estimated based on the net sale price of the building on August 10, 2015 and this remeasurement was done during the year ended December 31, 2014.

Management has estimated that the fair value of all other assets held in liquidation, approximates the carrying value at the date of adoption.

Upon adoption of the liquidation basis at December 31, 2014, the costs accrued in the statement of net assets in liquidation in order to complete liquidation of the Partnership were estimated at  $401,509.  These costs relate to the operating losses incurred from January 1, 2015, through the date the property was sold, as well as administrative costs expected to be incurred through the formal cancellation of the Partnership, offset by gains on the joint venture of approximately $41,000.  It also includes an estimate of approximately $68,000 payments due under the settlement of prior legal proceedings.  As these costs are incurred and gains are realized they will decrease and decrease the liability, respectively.  The estimate of costs to liquidate will be evaluated at each reporting period and changes will be reflected in the statement of changes in net assets in liquidation. The costs accrued in the statement of net assets in liquidation at December 31, 2015 is $100,502 and reflect the amounts estimated to be needed in order to complete liquidation of the Partnership through 2016 after reflecting the activity for 2015 and a revision to the estimate of $32,297.

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

During the period of operations, the Partnership used the allowance method for uncollectible accounts. Charges to this account were made on a case-by-case basis. Increases or decreases to the allowance were charged to bad debt expense. For the year ended December 31, 2014, bad debt expense was $24,400.  The allowance for doubtful accounts at December 31, 2015 was $0.

(d)	Property and Equipment

Beginning December 31, 2014, in accordance with the liquidation basis of accounting, property and equipment were adjusted to their realizable value.  The building was sold in August 2015

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

(2)	Summary of Significant Accounting Policies, Continued

and that was the value used to estimate the fair value of the building at December 31, 2014.  During the period of operations, depreciation was provided using the straight-line method over the estimated useful lives of the assets, from 5 to 25 years. Significant improvements were capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

The Partnership reviewed long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compared the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2014, no impairment in value was recognized. Upon adoption of the liquidation basis, depreciation is no longer recorded.  Any changes in the estimate of net realizable value will be reflected in the statement of changes in net assets in liquidation.

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

As this applies to the period ended December 31, 2014 and the approximately seven months of 2015 period of operations, rental income is recognized as earned according to the terms of the leases. Commercial leases are generally for periods of one to five years.

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

Due to the short-term nature and interest rates that approximate market rates, the fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2015 and 2014.

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

The partnership agreement also provides for the distribution to the partners of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. An initial $1,950,000 distribution to partners was made in June 2016.  As noted in the Current Report on Form 8-K filed on December 20, 2016, in connection with the winding up of the Partnership, on or around December 16, 2016, the Partnership expects to begin making liquidating distribution to the holders of the limited partnership units in the Partnership in the aggregate amount of $1,497,852 or $150.21 per limited partnership unit.  There were no distributions to partners made in 2015 and 2014.

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

None

(3)	Investments in Real Estate

Effective January 1, 2001, the Partnership entered into a plan to dispose of the property of Executive Office Park.   The Partnership engaged a real estate broker and began to actively market their property in the fourth quarter of calendar year 2014.   As a result, the decision was
made to adopt the liquidation basis of accounting on December 31, 2014. (See Note 2).  The property was sold on August 10, 2015 for $2,793,649, which is net of commissions of $112,000, title charges and transfer taxes $29,955, legal costs of $12,000 and prorated rent and security deposits of $27,396.

The property and equipment was the only asset that was remeasured for liquidation purposes and was estimated based on the net sale price of the building on August 10, 2015.

The fair value of the assets of Executive Office Park at December 31, 2014 is $2,793,649.

The property generated net loss before equity in earnings of unconsolidated joint ventures of $269,944 for the year ended December 31, 2014.

(4)	Investments in Unconsolidated Joint Ventures

The Partnership has a 50% interest in a Joint Venture with Realmark Property Investors Limited Partnership - VI A (RPILP-VIA), an entity affiliated through common general partners. The Joint Venture owned and operated the Research Triangle Industrial Park Joint Venture, an office/warehouse complex located in Durham, North Carolina, which was sold in 2008. The Joint Venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP - VI A.   During 2016, the assets in the Joint Venture were liquidated and proceeds of approximately $1,300,000 were distributed to the Partnership.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

(4)	Investments in Unconsolidated Joint Ventures, Continued

Summary financial information of the Joint Venture follows:

Balance Sheet Information

	December 31,
Assets	2015	2014
Cash	$388	$722
Receivables from affiliates	1,956,635	1,956,635
Accrued interest receivable from affiliate	760,538	676,033
Total Assets	$2,717,561	$2,633,390
Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses
Payable to affiliates	$170,847	$170,000
Total Liabilities	170,847	170,000
Partners' Equity
The Partnership	1,273,357	1,231,695
RPILP - II	1,273,357	1,231,695
Total Partners' Equity	2,546,714	2,463,390
Total Liabilities and Partners' Equity	$2,717,561	$2,633,390

Operating Information
	Years ended December 31,
	2015	2014
Income - interest	$84,504	$84,504
Expenses
Administrative	1,180	2,292
Net Income	83,324	82,212
Allocation of Net income
The Partnership	41,662	41,106
RPILP - II	41,662	41,106
Total	$83,324	$82,212

A Reconciliation of the Partnership's investment in Research Triangle Industrial Park Joint Venture is as follows:
	2015	2014
Investment in Joint Venture at beginning of year	$1,231,695	$1,190,589
Allocated net income	41,662	41,106
Investment in Joint Venture at end of year	$1,273,357	$1,231,695

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

(4)	Investments in Unconsolidated Joint Ventures, Continued

In 1992, the Partnership entered into an agreement with the Adaron Group to form the Research Triangle Land Joint Venture. The primary purpose of this joint venture is to develop the undeveloped land on the site of Research Triangle Industrial Park West. This land was placed into the Land Joint Venture by Research Triangle Industrial Park West. The ownership of the joint venture is 50% attributable to Adaron Group and 50% to the Partnership. The value allocated to the land in this joint venture upon acquisition was $412,500. In 2001, a portion of the land was sold for a gain of $180,199. The Partnership's remaining investment in the land amounted to $108,997 at December 31, 2005. In July 2006, the remaining land was sold for a purchase price of $1,371,704. The Partnership received a distribution in the amount of $711,314 related to the sale of the land. There are two purchase money notes totaling $143,312. The Partnership's basis in the investment in the land has been adjusted to approximately 67% of the remaining partners' equity, which amounted to $21,182 at December 31, 2014.  During the year ended December 31, 2014, the remaining amounts receivable were satisfied resulting in a gain of approximately $13,000 allocated to the Partnership and a distribution of approximately $34,000 was received, resulting in a net carrying value of zero at December 31, 2014.

(5)    Related Party Transactions

The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items for the year ended December 31, 2015 and 2014 is as follows:

	2015	2014

Property management fees based on a percentage (generally 5%) of the rental income	$10,526	$28,492

Reimbursement for cost of services to the Partnership that include investor relations, marketing of properties, supplies, professional fees, communications, accounting, printing, postage and other items	9,998	14,137
	$20,524	$42,629

In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations.

Certain receivables from affiliated parties are payable on demand and bear interest at 8% in 2015 and 2014.

At December 31, 2015 and 2014, the Partnership has receivables from affiliates amounting to $170,000.  The $170,000 receivable at December 31, 2015 represents an advance to the

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

(5)    Related Party Transactions, Continued

unconsolidated joint venture.  At December 31, 2015 and 2014, the Partnership has equity interest in unconsolidated joint ventures of $1,273,357 and $1,231,695, respectively.

Memorandum of Understanding

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park Joint Venture). Realmark Research, LLC Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Accrued interest on the amount advanced as of December 31, 2015 and 2014 amounted to $760,538 and 676,033; respectively.  Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property.   The remaining property was sold in September 2016 for $3,900,000 and the receivable was settled.

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

On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement' (the "Hearing Order") and on November 29, 2001, the Court issued an "Order and Final Judgment Approving

Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Consolidated Financial Statements

(6) Settlement of Lawsuit, Continued

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which have been estimated and accrued for on our financial statements, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.  There are no additional fees to be paid under this arrangement.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
March 31, 2015 and December 31, 2014

	2015	2014
Assets
Property and Equipment, net	$2,793,649	$2,793,649
Equity interest in unconsolidated joint ventures	1,242,205	1,231,695
Cash	13,098	13,407
Accounts receivable, net	12,997	80
Receivables from affiliates	170,000	170,000
Other assets	43,794	80,875
Total Assets	$4,275,743	$4,289,706

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$53,759	$72,570
Payable to affiliates	274,217	176,730
Liquidation accrual	359,856	401,509
Security deposits and prepaid rents	26,956	45,645
Total liabilities	714,788	696,454

Net assets in liquidation	$3,560,955	$3,593,252

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Changes in Net Assets in Liquidation
For the three month period ended March 31, 2015

March 31, 2015

Net assets in liquidation at Beginning of period	$3,593,252
Change in costs to liquidate	(32,297)

Net assets in liquidation at End of period	$3,560,955

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
June 30, 2015 and December 31, 2014

Assets	2015	2014
Property and Equipment, net
Equity interest in unconsolidated joint ventures	$2,793,649	$2,793,649
Cash	1,252,726	1,231,695
Accounts receivable, net	123,065	13,407
Receivables from affiliates	34,742	80
Other assets	170,000	170,000
Total Assets	8,433	80,875
	$4,382,615	$4,289,706
Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses
Payable to affiliates	$44,977	$72,570
Liquidation accrual	327,261	176,730
Security deposits, prepaid rents and deposit on sale of property	323,792	401,509
Total liabilities	125,630	45,645
	821,660	696,454
Net assets in liquidation	$3,560,955	$3,593,252

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Changes in Net Assets in Liquidation
For the six month period ended June 30, 2015

June 30, 2015

Net assets in liquidation at Beginning of period	$3,593,252
Change in costs to liquidate	(32,297)

Net assets in liquidation at End of period	$3,560,955

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
September 30, 2015 and December 31, 2014

	2015	2014
Assets
Property and Equipment, net	$-	$2,793,649
Equity interest in unconsolidated joint ventures	1,262,847	1,231,695
Cash	2,419,063	13,407
Accounts receivable, net	500	80
Receivables from affiliates	170,000	170,000
Other assets	1,983	80,875
Total Assets	$3,854,393	$4,289,706

Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued expenses	$36,751	$72,570
Payable to affiliates	87,106	176,730
Liquidation accrual	169,581	401,509
Security deposits, prepaid rents and deposit on sale of property	-	45,645
Total liabilities	293,438	696,454
Net assets in liquidation	$3,560,955	$3,593,252

See accompanying notes to consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Changes in Net Assets in Liquidation
For the nine month period ended September 30, 2015

September 30, 2015

Net assets in liquidation at Beginning of period	$3,593,252
Change in costs to liquidate	(32,297)

Net assets in liquidation at End of period	$3,560,955

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Operations
For the three, six and nine month periods ended March 31, June 30, and September 30, 2014, respectively

	March 31, 2014	June 30, 2014	September 30, 2014

Income:
Rental	$115,662	$224,689	$339,133
Interest and other	16,001	17,768	23,309
Total Income	131,663	242,457	362,442
Expenses:
Property operations	154,629	291,713	403,661
Administrative:
Affiliates	10,808	21,738	31,524
Other	11,742	35,011	61,275
Depreciation expenses	7,562	15,056	21,886
Total Expenses	184,741	363,518	518,346

Loss before equity in earnings of unconsolidated joint ventures	(53,078)	(121,061)	(155,904)

Equity in earnings of unconsolidated
joint ventures	22,646	33,131	43,656

Net loss	$(30,432)	$(87,930)	$(112,248)
Net loss per limited partnership unit	$(2.95)	$(8.51)	$(10.89)

Weighted average number of limited
partnership units outstanding	10,000	10,000	10,000

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Unaudited Consolidated Financial Statements

Consolidated Statement of Cash Flows for the three months ended March 31, (Unaudited)
2014
Cash flows from operating activities:
Net loss	$(30,432)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	7,562
Equity in earnings of joint ventures	(22,646)
Changes in:
Accounts receivable	(3,342)
Other assets	45,383
Accounts payable and accrued expenses	(17,310)
Security deposits and prepaid rents	(7,917)
Net cash used in operating activities	(28,702)
Cash flows investing activities
Repurchased shares	(570)
Net cash used in investing activities	(570)

Net decrease in cash	(29,272)
Cash at beginning of period	33,986
Cash at end of period	$4,714
Non-cash investing activities:
Proceeds from return in capital advanced to affiliate	$34,256

See accompanying notes to the unaudited consolidated financial statements

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Unaudited Consolidated Financial Statements

Consolidated Statement of Cash Flows for the six months ended June 30, (Unaudited)
2014
Cash flows from operating activities:
Net loss	$(87,930)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	15,056
Equity in earnings of joint ventures	(33,131)
Changes in:
Accounts receivable	8,992
Other assets	75,341
Accounts payable and accrued expenses	(593)
Security deposits and prepaid rents	(6,530)
Net cash used in operating activities	(28,795)
Cash flows investing activities-
Repurchased shares	(570)
Net cash used in investing activities	(570)
Net decrease in cash	(29,365)
Cash at beginning of period	33,986
Cash at end of period	$4,621
Non-cash investing activities:
Proceeds from return in capital advanced to affiliate	$34,256

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Unaudited Consolidated Financial Statements

Consolidated Statement of Cash Flows for the nine months ended September 30, (Unaudited)
2014
Cash flows from operating activities:
Net loss	$(112,248)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	21,886
Equity in earnings of joint ventures	(43,656)
Changes in:
Accounts receivable	(1,484)
Other assets	53,649
Accounts payable and accrued expenses	85,296
Security deposits and prepaid rents	7,353
Net cash provided by operating activities	10,796
Cash flows investing activities-
Proceeds from the return of Invested Capital in joint venture	34,256
Repurchased shares	(570)
Net cash provided by investing activities	33,686
Net increase in cash	44,482
Cash at beginning of period	33,986
Cash at end of period	$78,468

See accompanying notes to the unaudited consolidated financial statements.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Unaudited Consolidated Financial Statements

1)	Formation and liquidation of Partnership

Realmark Property Investors Limited Partnership - II (the Partnership) is a Delaware limited partnership formed on March 25, 1982, to invest in a diversified portfolio of income producing real estate investments.

In 1982 and 1983, the Partnership sold, through a public offering, 10,000 units of limited partnership interest. At December 31, 2013, the general partners were Realmark Properties, Inc. (the Corporate General Partner) and Joseph M. Jayson (the Individual General Partner) who was the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Joseph M. Jayson passed away on June 27, 2014. A successor Individual General Partner was not appointed following Mr. Jayson's death.  Refer to Item 9B: Other Information in the December 31, 2013 Form 10K/A for further background on the changes in Corporate General Partner's Board and Management.

Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership.

2) Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The statement of net assets in liquidation at December 31, 2014 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2015 financial statements located beginning at F-7. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

The Partnership's decision to adopt the liquidation basis of accounting on December 31, 2014 is the result of the Partnership beginning to actively market their property in the fourth quarter of calendar year 2014.  The Partnership expects to complete its cancellation during 2017.  In June and December of 2016 the Partnership made distributions to shareholders of approximately $1,500,000 and 1,950,000, respectively.

The change in estimated costs to liquidate during the three months ended March 31, 2015 represents actual costs estimated as of December 31, 2014 and an adjustment to the value of the closing costs and security deposits.  The amount of the adjustment was approximately $32,000 and was recorded during the three months ended March 31, 2015.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Unaudited Consolidated Financial Statements

2) Summary of Significant Accounting Policies, Continued

(b)	Fair Value of Financial Instruments

Due to the short-term nature and interest rates that approximate market rates, the fair value of the Partnership's financial instruments approximated their carrying values at March 31, June 30, and September 30, 2015 and 2014.

(c)	Property and Equipment

At December 31, 2014, the value of the office complex in Michigan (Northwind Office Park) in accordance with the liquidation basis of accounting, was adjusted to realizable value.  The building was sold in August 2015 and that was the value used to estimate the fair value of the building at December 31, 2014.    The Partnership is also a partner in a joint venture. It has a 50% interest in Research Triangle Industrial Park Joint Venture with the other 50% owned by Realmark Property Investors Limited Partnership - VI A (RPILP - VI A), an entity affiliated through common general partners.

(d)	Investment in Other Joint Ventures

None

(3)	Investment in Research Triangle Industrial Park Joint Venture

The Partnership has a 50% interest in Research Triangle Industrial Park Joint Venture (the Venture) with Realmark Property Investors Limited Partnership – VIA (RPILP – VIA), an entity affiliated through common general partners. The joint venture owned and operated the Research Triangle Industrial Park West, an office/warehouse facility in Durham, North Carolina, which was sold in December 2006. During 2016, the assets in the Joint Venture were liquidated and proceeds of approximately $1,300,000 were distributed to the Partnership.

The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 50% to the Partnership and 50% to RPILP – VIA.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Unaudited Consolidated Financial Statements

(3)	Investment in Research Triangle Industrial Park Joint Venture, Continued

Summary financial information of the Venture as of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and 2014 are follows:

Balance Sheet Information

Assets	(Unaudited) March 31, 2015	December 31, 2014
Cash	$640	$722
Receivables from affiliates	1,956,635	1,956,635
Accrued interest receivable from affiliate	697,160	676,033
Total Assets	$2,654,435	$2,633,390
Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses
Payable to affiliates	$170,025	$170,000
Total Liabilities	170,025	170,000
Partners' Equity
The Partnership	1,242,205	1,231,695
RPILP - II	1,242,205	1,231,695
Total Partners' Equity	2,484,410	2,463,390
Total Liabilities and Partners' Equity	$2,654,435	$2,633,390

Operating Information
	Three months ended March 31,
	2015	2014
Income - interest	$21,126	$21,126
Expenses
Administrative	106	1,984
Net Income	21,020	19,142
Allocation of Net income
The Partnership	10,510	9,571
RPILP - II	10,510	9,571
Total	$21,020	$19,142

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Unaudited Consolidated Financial Statements

(3)	Investment in Research Triangle Industrial Park Joint Venture, Continued

Summary financial information of the Joint Venture as of June 30, 2015 and December 31, 2014 and for the six month periods ended June 30, 2015 and 2014 are as follows:

Balance Sheet Information

Assets	(Unaudited) June 30, 2015	December 31, 2014
Cash	$556	$722
Receivables from affiliates	1,956,635	1,956,635
Accrued interest receivable from affiliate	718,286	676,033
Total Assets	$2,675,477	$2,633,390
Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses
Payable to affiliates	$170,025	$170,000
Total Liabilities	170,025	170,000
Partners' Equity
The Partnership	1,252,726	1,231,695
RPILP - II	1,252,726	1,231,695
Total Partners' Equity	2,505,452	2,463,390
Total Liabilities and Partners' Equity	$2,675,477	$2,633,390

Operating Information
	Six months ended June 30,
	2015	2014
Income - interest	$42,252	$42,252
Expenses
Administrative	190	2,142
Net Income	42,062	40,110
Allocation of Net income
The Partnership	21,031	20,055
RPILP - II	21,031	20,055
Total	$42,062	$40,110

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Unaudited Consolidated Financial Statements

(3)	Investment in Research Triangle Industrial Park Joint Venture, Continued

Summary financial information of the Joint Venture as of September 30, 2015 and December 31, 2014 and for the nine month periods ended September 30, 2015 and 2014 are as follows:

Balance Sheet Information

Assets	(Unaudited) September 30, 2015	December 31, 2014
Cash	$472	$722
Receivables from affiliates	1,956,635	1,956,635
Accrued interest receivable from affiliate	739,412	676,033
Total Assets	$2,696,519	$2,633,390
Liabilities and Partners' Equity
Liabilities
Accounts payable and accrued expenses
Payable to affiliates	$170,825	$170,000
Total Liabilities	170,825	170,000
Partners' Equity
The Partnership	1,262,847	1,231,695
RPILP - II	1,262,847	1,231,695
Total Partners' Equity	2,525,694	2,463,390
Total Liabilities and Partners' Equity	$2,696,519	$2,633,390

Operating Information
	Nine months ended September 30,
	2015	2014
Income - interest	$63,378	$63,378
Expenses
Administrative	1,075	2,216
Net Income	62,303	61,162
Allocation of Net income
The Partnership	31,152	30,581
RPILP - II	31,152	30,581
Total	$62,304	$61,162

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Unaudited Consolidated Financial Statements

(3)	Investment in Research Triangle Industrial Park Joint Venture, Continued

Memorandum of Understanding

The Partnership has a 50% interest in the unconsolidated joint venture in Realmark Research, LLC (known as Research Triangle Industrial Park West). Realmark Research, LLC (Research) advanced a portion of its sales proceeds in the amount of $1,066,719 to an affiliate under a Memorandum of Understanding Agreement dated December 8, 2006. Accrued interest on the amount advanced as of March 31, 2015 amounted to $697,160.  Accrued interest on the amount advanced as of June 30, 2015 amounted to $718,286.  Accrued interest on the amount advanced as of September 30, 2015 amounted to $739,412.  The accrued interest as of December 31, 2014 amounted to $676,033.  Under the terms of this agreement, the affiliate agrees to repay this loan plus interest at a rate of 8% per annum, upon the sale of a remaining property.   The remaining property was sold in September 2016 for $3,900,000 and the receivable was settled.

(4) Related Party Transactions

Certain receivables from affiliated parties are payable on demand and bear interest at 8% in 2015 and 2014.

At March 31, 2015 and December 2014, the Partnership has receivables from affiliates amounting to $170,000 and $170,000, respectively. The $170,000 receivable at March 31, 2015 and December 31, 2014 consists of an advance to the unconsolidated joint venture of $170,000.  At March 31, 2015 and December 2014, the Partnership has payables to affiliates amounting to $274,217 and $176,730, respectively.   At March 31, 2015 and December 31, 2014, the Partnership has equity interest in unconsolidated joint ventures of $1,242,205 and $1,231,695, respectively.   The partnership made approximately $9,000 in related party payments in the first quarter of 2014.  Total interest expense incurred on amounts owed to affiliated parties for the three months ended March 31, 2015 and 2014 was $4,657 and $25, respectively.

At June 30, 2015 and December 2014, the Partnership has receivables from affiliates amounting to $170,000 and $170,000, respectively. The $170,000 receivable at June 30, 2015 and December 31, 2014 consists of an advance to the unconsolidated joint venture of $170,000.  At June 30, 2015 and December 2014, the Partnership has payables to affiliates amounting to $327,261 and $176,730, respectively.   At June 30, 2015 and December 31, 2014, the Partnership has equity interest in unconsolidated joint ventures of $1,252,726 and $1,231,695, respectively.  The partnership made approximately $13,500 in related party payments in the second quarter of 2014.  Total interest expense incurred on amounts owed to affiliated parties for the six months ended June 30, 2015 and 2014 was $10,761 and $25, respectively.

At September 30, 2015 and December 2014, the Partnership has receivables from affiliates amounting to $170,000 and $170,000, respectively. The $170,000 receivable at September 30, 2015 and December 31, 2014 consists of an advance to the unconsolidated joint venture of $170,000.  At September 30, 2015 and December 2014, the Partnership has payables to affiliates amounting to $87,106 and $176,730, respectively.   At September 30, 2015 and December 31, 2014, the Partnership has equity interest in unconsolidated joint ventures of $1,262,847 and $1,231,695, respectively.  The partnership made approximately $313,627 in related party payments in the third quarter of 2015.  Total interest expense incurred on amounts owed to affiliated parties for the nine months ended September 30, 2015 and 2014 was $13,855 and $674, respectively.

Property Disposition Fee

According to the terms of the partnership agreement, the general partners are also allowed to collect a property disposition fee upon sale of acquired properties. This fee is not to

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP – II
Notes to Unaudited Consolidated Financial Statements

(4) Related Party Transactions, Continued

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

(5)	Settlement of Lawsuit

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

The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through September 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.  There are no additional fees to be paid under this arrangement.